Form 10-Q
period 1996-10-31
PROSOFT I NET SOLUTIONS INC
filed 1996-12-27
CIK 1018693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to _______________

Commission file number 000-21535

                         PROSOFT I-NET SOLUTIONS, INC.
                         -----------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 NEVADA                                    87-0448639
                 ------                                    ----------
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

                    7100 KNOTT AVENUE, BUENA PARK,  CA 90620
                    ----------------------------------------
            (Address of Principal Executive Offices)    (Zip Code)

               Registrant's Telephone Number, Including Area Code (714) 562-8282
                                                                  --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ___      No  X
                                    ---

     The number of shares of common stock, $.001 par value, outstanding as of December 27, 1996, is 7,350,604 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PROSOFT I-NET SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                OCTOBER 31          JULY 31
                                                                   1996               1996
                                                              --------------     --------------
ASSETS                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents                                   $    3,085,024     $    6,466,460
  Tuition receivable                                                 991,465            766,405
  Note receivable from officers/shareholders                         223,263             85,600
  Prepaid expenses and other current assets                          297,801            311,592
                                                              --------------     --------------
Total current assets                                               4,597,553          7,630,057

Property and equipment:
  Leasehold improvements                                              78,033             -
  Computer equipment and software                                  1,639,213          1,159,391
  Office equipment, furniture and fixtures                           118,211            453,497
                                                              --------------     --------------
                                                                   1,835,457          1,612,888
  Less depreciation and amortization                                 411,361            245,455
                                                              --------------     --------------
                                                                   1,424,096          1,367,433
Deposits on computer leases                                        1,000,000             -
                                                              --------------     --------------
Total assets                                                  $    7,021,649     $    8,997,490
                                                              ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                               $        -         $       61,832
  Accounts payable                                                   822,436            363,414
  Accrued payroll and related expenses                               264,414             88,474
  Deferred revenue                                                   249,850             -
  Current portion of capital leases obligations                      335,734            351,509
                                                              --------------     --------------
Total current liabilities                                          1,672,434            865,229

Obligations under capital leases, net of current portion             427,529            437,532

Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares at
     October 31, 1996 - 7,350,664;
     and at July 31, 1996 - 7,336,404                                  7,351              7,336
  Additional paid-in capital                                      11,013,623         10,771,016
  Note receivable from stockholder                                    (9,500)            (9,500)
  Accumulated deficit                                             (6,089,788)        (3,074,123)
                                                              --------------     --------------
Total stockholders' equity                                         4,921,686          7,694,729

                                                              --------------     --------------
Total liablilities and stockholders' equity                   $    7,021,649     $    8,997,490
                                                              ==============     ==============

                 PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         COMPANY        PREDECESSOR ENTITY
                                                    ------------------  ------------------
                                                         THREE MONTHS ENDED OCTOBER 31,
                                                          1996                1995
                                                    ------------------  ------------------
Revenue                                             $          513,681  $           23,243

Costs and expenses:
  Cost of services                                           1,054,019              17,277
  Sales and marketing                                          440,373              23,331
  General and administrative                                 2,088,231             213,357
                                                    ------------------  ------------------
Total costs and expenses                                     3,582,623             253,965
                                                    ------------------  ------------------

Loss from operations                                        (3,068,942)           (230,722)

Interest income (expense)                                       57,277                (804)

                                                    ------------------  ------------------
Loss before provision for income taxes                      (3,011,665)           (231,526)

Provision for state franchise tax                                4,000                  26

                                                    ------------------  ------------------
Net loss                                            $       (3,015,665) $         (231,552)
                                                    ==================  ==================

Net loss per share                                  $            (0.41) $         N/A
                                                    ==================  ==================

Weighted average number of common shares
  outstanding                                                7,343,504            N/A
                                                    ==================  ==================

                 PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Company           Predecessor Entity
                                                              ------------------     ------------------
                                                                   Three Months Ended October 31,
                                                                    1996                    1995
                                                              ------------------     ------------------
Operating activities:
Net loss                                                      $       (3,015,665)    $         (231,552)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
        Depreciation and amortization                                    165,906                 14,634
        Changes in operating assets and liabilities:
           Tuition receivable                                           (225,060)               (64,202)
           Prepaid expenses and other assets                              13,791                 70,534
           Notes payable                                                 (61,832)               -
           Accounts payable                                              459,022                 45,809
           Accrued payroll and related expenses                          175,940                185,834
           Deferred revenue                                              249,850                 38,744
                                                              ------------------     ------------------
Net cash provided by (used in) operating activities                   (2,238,048)                59,801
                                                              ------------------     ------------------

Investing activities:
  Purchases of property and equipment                                   (222,569)              (118,108)
  Deposits on computer leases                                         (1,000,000)               -
  Notes receivable from officers/shareholders                           (137,663)               -
                                                              ------------------     ------------------
Net cash (used in) investing activities                               (1,360,232)              (118,108)
                                                              ------------------     ------------------

Financing activities:
  Capital contribution to sole proprietorship                            -                       57,076
  Principal payments on debt and capital leases                          (25,778)               -
  Issuance of common stock                                               242,622                -
                                                              ------------------     ------------------
Net cash provided by financing activities                                216,844                 57,076
                                                              ------------------     ------------------

Decrease in cash and cash equivalents                                 (3,381,436)                (1,231)
Cash and cash equivalents at the beginning of period                   6,466,460                  1,231
                                                              ------------------     ------------------
Cash and cash equivalents at the end of period                $        3,085,024     $          -
                                                              ==================     ==================

Supplementary disclosure of cash paid during the period for:
Interest                                                      $           25,770     $              804
                                                              ==================     ==================
Incomce taxes                                                 $            4,000     $               26
                                                              ==================     ==================

                 PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Prosoft I-Net Solution, Inc. (Prosoft or the Company) is a Nevada corporation (previously named Tel-Fed, Inc. and ProSoft Development, Inc.). Professional Development Institute, the predecessor entity, (a sole proprietorship formed on February 1, 1995), acquired and developed training curricula and commenced a marketing program for a private vocational training institution. Its first students were enrolled in September 1995. On December 8, 1995, Pro-Soft Development Corp. was formed as a California corporation, and effective January 1, 1996, the assets and liabilities of the Professional Development Institute, (Predecessor) were contributed to Pro-Soft Development Corp. in exchange for 1,000,000 shares of common stock.

     In March 1996, Pro-Soft Development Corp. entered into an Agreement and Plan of Reorganization whereby Pro-Soft Development Corp.'s shareholders received one share of common stock of the Company in exchange for each of the 4,726,250 outstanding shares and Pro-Soft Development Corp. became a wholly owned subsidiary of the Company. For accounting purposes, Pro-Soft Development Corp. is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by Pro-Soft Development Corp. Prior to March 31, 1996, the Company did not have operations and at March 31, 1996, only immaterial liabilities existed. Accordingly, the financial statements present the historical financial position and results of operations of Pro-Soft Development Corp. and its predecessor entity, Professional Development Institute.

     The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's July 31, 1996 year-end financials found in the Company's Form S-1 (File No. 333-11247) dated November 27, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended October 31,1996 are not necessarily indicative of results that can be expected for the full year.

     The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at October 31, 1996 and its consolidated results of operations and cash flows for the three months ended October 31, 1996.

2. Earnings per share is based on the weighted average number of shares of common stock and the dilutive effects of common stock equivalents (stock options and warrants), determined using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.


OVERVIEW
--------
     Prosoft I-Net Solutions, Inc. (the "Company"), is engaged in the business of training individuals in small, medium and large organizations in Internet and Intranet technologies, with a current emphasis on Netscape- and Microsoft-based Internet/Intranet products and solutions. In addition, the Company is a certified Microsoft Authorized Technical Education Center ("ATEC"), a certified Private Post Secondary Institution in the State of California, and an approved recipient of Job Training Partnership Act (the "JTPA") funding, the last of which enables the Company to recruit, train and hire its own advanced technology instructor staff. The Company also develops proprietary Internet/Intranet courseware and offers more than 45 customized, on-line, hands-on and instructor-led Internet/Intranet-related courses for end-users, system engineers and developers. While for the period from August 1, 1996 through October 31, 1996, approximately 66% of the Company's revenues were generated from JTPA funded vocational training, the Company expects a significant majority of its revenues in the future will come from the delivery of commercial Internet/Intranet training to the employees of organizations ranging from Fortune 1000 corporations to small entrepreneurial enterprises throughout the United States.

FLUCTUATIONS IN QUARTERLY RESULTS
---------------------------------
     The Company's operating results may fluctuate based on various factors, including the frequency of course events, the frequency and size of, and response to, the Company's marketing campaigns, the timing of the introduction of new course titles, customer-site course events, affiliate-site course events, Company site course events, competitive forces within the current and anticipated future markets served by the Company, the spending patterns of its customers, inclement weather and general economic conditions. Fluctuations in quarter-to-quarter results may also occur depending on differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

     The Company's revenues and income are expected to vary significantly from quarter to quarter due to seasonal and other factors. The Company expects greater revenue in the second half of its fiscal year (February through July) than in the first half of its fiscal year (August through January). This seasonality is due in part to seasonal spending patterns of the Company's customers, and in part to quarterly anticipated differences in the frequency and size of the Company's marketing campaigns, as well as weather, holiday and vacation patterns.

RESULTS OF OPERATIONS
---------------------
     Revenues. Revenues increased to $513,681 for the quarter ended October 31, 1996 from $23,243 for the quarter ended October 31, 1995. Losses from operations increased to $3,068,942 for the quarter ended October 31, 1996 from $230,722 for the quarter ended October 31, 1995. The increase in revenues can be attributed to the increase in the number of students taking classes from the Company. This is a direct result of the expansion of the Company during 1996 from only one location a year earlier.

     Cost of Services. The Company's cost of services includes the costs associated with the course instructors, content developers, course materials and equipment and classroom facilities. Cost of services for the quarter ended October 31, 1996 increased to $1,054,019 from $17,277 for the quarter ended October 31, 1995. This increase is primarily the result of an increased number of course events, a larger course library, and the increase in the number of and training of instructors and content developers in the quarter ended October
31, 1996 compared to the corresponding quarter in the prior year.

     Sales and Marketing. Sales and marketing expense consists of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expense increased to $440,373 for the quarter ended October 31, 1996 from $23,331 for the quarter ended October 31, 1995. The increase in sales and marketing expense is due to an increase in marketing intended to reach a broader range of potential customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles.

     General and Administrative. General and administrative expense increased to $2,088,231 for the quarter ended October 31, 1996 from $213,357 for the quarter ended October 31, 1995. This increase is primarily due to the continued buildup of the administrative staffing needed to support the expansion in sites and the growth in sales.

     Interest income for the quarter ended October 31, 1996 is comprised of interest earned from higher cash balances which had been generated by the proceeds from a private placement completed in September 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     From inception, the Company has financed its operations and met a portion of its capital expenditure requirements primarily through net proceeds from private sales of equity securities totaling approximately $10.8 million. Cash and cash equivalents decreased from $6,466,460 at July 31, 1996 to $3,085,024 at October 31, 1996. For the quarter ending October 31, 1996, operating activities used cash of $2,238,048, primarily due to a net operating loss of $3,015,665.

     During the quarter ended October 31, 1996, the Company invested $1,222,569 in equipment and leasehold improvements. The Company currently estimates that the cost to open a Training Center is approximately $100,000 per site. The Company anticipates purchases of equipment and furniture of approximately an additional $5,000,000 as it expands the number of Training Centers during fiscal 1997. However, that amount may change depending on the speed and breadth of the national expansion. It will also be dependent upon the Company securing credit and raising equity capital. The Company anticipates that it will continue to be able to purchase equipment and furniture through lease lines of credit.

     As its expansion continues, the Company's internal infrastructure will need to be further expanded, which will also require additional capital. As sales increase, additional personnel will be needed not only for training but also for affiliate support, administration and accounting. Besides personnel, there are plans to increase the capacity of many of the Company's systems. The accounting system is expected to be upgraded to handle the anticipated growth in sales, and the Company plans to develop a sophisticated reservation system and an enhanced web page for customers.

     The Company currently anticipates that its current working capital, together with the net proceeds of warrants to be exercised before January 31, 1997, will be sufficient to meet its anticipated needs for working capital expenditures, assuming no further expansion. However, in order to meet its goal of having between 40 and 50 Training Centers opened by July 1997, and to fund the related growth in its internal infrastructure, the Company will be required to obtain additional external funds. In October 1996, the Company entered into an agreement with the investment banking firm of Smith Barney Inc. pursuant to which Smith Barney will act as exclusive placement agent in connection with a proposed private placement of between $20 and $25 million of the Company's securities. It is expected that that this private placement will be sold through Smith Barney to only institutional investors. The Company will pay Smith Barney a placement fee equal to 6% of the gross proceeds of the private placement. It is currently contemplated that this offering will be concluded in January 1997. Given that the Company believes the prospects for raising additional external funds are good, it will continue its expansion and growth as currently planned. However, there can be no assurance that the Smith Barney private placement will be successful, or that any other additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, it would limit the Company's ability to fund expansion beyond January 31, 1997. Such limitation would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's long-term capital requirements will depend on numerous factors, including the rate at which new Training Centers are opened, the profitability of existing Training Centers and the acquisition and/or development of additional training tools. Until such time as the expansion of the Company's Training Centers and the addition of new training tools can be financed from existing Training Centers, the Company will need to seek additional external funds.

PART II - OTHER INFORMATION


Item 4:   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     An Annual Meeting of the Stockholders of the Company was held on Friday October 18, 1996, at 10:00 a.m., California time to:

          1. Consider a proposal to amend the Company's Articles of Incorporation to change the Company's name to "Prosoft I-Net Solutions, Inc." The proposal was approved by the holders of Common Stock with 4,344,447 affirmative votes and no negative votes with respect to this proposal. The holders of 3,006,157 shares did not vote with respect to this proposal.

          2. Consider a proposal to amend and restate the Company's Bylaws to, among other things, provide that the Bylaws may only be amended by the Board of Directors or, if approved by a majority of the voting power of the Company, by the stockholders. The proposal was approved by the holders of Common Stock with 4,344,447 affirmative votes and no negative votes cast with respect to this proposal. The holders of 3,006,157 shares did not vote with respect to this proposal.

          3. Elect a Board of Directors. William E. Richardson, Donald L. Danks and Keith D. Freadhoff were each elected to serve on the Company's Board of Directors for an additional one-year, two-year and three-year term, respectively, and until their respective successors are elected and qualified. There were 4,319,447 affirmative votes and no negative votes with respect to the election of each of the directors. The holders of 3,031,157 shares did not vote with respect to the election of directors.

               No other matters were voted on at the Annual Meeting.

     Pursuant to an Action by Written Consent of the Stockholders of the Company, effective September 9, 1996, stockholders amended and restated the Company's Articles of Incorporation to, among other things, provide for mandatory indemnification by the Company of its directors and officers and to eliminate the personal liability of directors and officers for breach of fiduciary duty, and approved the Company's 1996 Stock Option Plan. This Action was approved by the holders of 3,721,506 shares of Common Stock. The holders of 2,836,462 shares did not execute the Action by Written Consent.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PROSOFT I-NET SOLUTIONS, INC.



     Dated:  December 27, 1996                  By:/s/ Brooks A. Corbin
                                                   -----------------------------

                                                Brooks A. Corbin
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)