Form 10-Q
period 1997-01-31
PROSOFT I NET SOLUTIONS INC
filed 1997-03-17
CIK 1018693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January  31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ________________ to _______________

Commission file number 000-21535

                         PROSOFT I-NET SOLUTIONS, INC.
                         -----------------------------
             (Exact Name of Registrant as Specified in its Charter)


           NEVADA                                                 87-0448639
 -----------------------------                                    ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


        2333 N. BROADWAY, SUITE 300, SANTA ANA, CA               92706
        ------------------------------------------              --------
        (Address of Principal Executive Offices)               (Zip Code)


       Registrant's Telephone Number, Including Area Code (714) 953-1200
                                --------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No
             ---       ---

  The number of shares of common stock, $.001 par value, outstanding as of March 17, 1997, is 9,049,580 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PROSOFT I-NET SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           JANUARY 31               JULY 31
                                                                              1997                   1996
                                                                          -----------             -----------
                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                               $   196,970             $ 6,466,460
  Tuition receivable                                                        1,029,938                 766,405
  Note receivable from officers/shareholders                                  411,993                  85,600
  Prepaid expenses and other current assets                                   675,353                 311,592
                                                                          -----------             -----------
Total current assets                                                        2,314,254               7,630,057

Property and equipment:
  Leasehold improvements                                                      299,907                       -
  Computer equipment and software                                           1,815,734               1,494,677
  Office equipment, furniture and fixtures                                    118,211                 118,211
                                                                          -----------             -----------
                                                                            2,233,852               1,612,888
  Less depreciation and amortization                                          617,177                 245,455
                                                                          -----------             -----------
                                                                            1,616,675               1,367,433
Deposits on computer leases                                                    93,706                       -
                                                                          -----------             -----------
Total assets                                                              $ 4,024,635             $ 8,997,490
                                                                          ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                           $         -             $    61,832
  Accounts payable                                                          1,530,100                 363,414
  Accrued payroll and related expenses                                        194,860                  88,474
  Deferred revenue                                                            287,476                       -
  Current portion of capital leases obligations                               230,578                 351,509
                                                                          -----------             -----------
Total current liabilities                                                   2,243,014                 865,229

Obligations under capital leases, net of current portion                      462,261                 437,532

Stockholders' equity:
  Common stock, $.001 par value:
      Authorized shares - 50,000,000
      Issued and outstanding shares at
      January 31, 1997 - 7,406,211;
      and at July 31, 1996 - 7,336,404                                          7,406                   7,336
  Additional paid-in capital                                               11,093,005              10,771,016
  Note receivable from stockholder                                             (9,500)                 (9,500)
  Accumulated deficit                                                      (9,771,551)             (3,074,123)
                                                                          -----------             -----------
Total stockholders' equity                                                  1,319,360               7,694,729

                                                                          -----------             -----------
Total liablilities and stockholders' equity                               $ 4,024,635             $ 8,997,490
                                                                          ===========             ===========

             PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED JANUARY 31,        SIX MONTHS ENDED JANUARY 31,
                                                      1997            1996                 1997            1996
                                                 -------------     ------------       -------------    ------------

Revenue                                           $   453,401       $  88,405          $   967,082       $ 111,648

Costs and expenses:
  Cost of services                                  1,367,224          70,471            2,421,243          87,748
  Sales and marketing                                 743,163          14,463            1,183,536          37,794
  General and administrative                        2,017,796         225,508            4,106,027         438,891
                                                  -----------       ---------          -----------       ---------
Total costs and expenses                            4,128,183         310,442            7,710,806         564,433
                                                  -----------       ---------          -----------       ---------

Loss from operations                               (3,674,782)       (222,037)          (6,743,724)       (452,785)

Interest income (expense)                              (6,983)        (20,103)              50,294         (20,907)

                                                  -----------       ---------          -----------       ---------
Loss before provision for income taxes             (3,681,765)       (242,140)          (6,693,430)       (473,692)

Provision for state franchise tax                           0               0                4,000               0

                                                  -----------       ---------          -----------       ---------
Net loss                                          $(3,681,765)      $(242,140)         $(6,697,430)      $(473,692)
                                                  ===========       =========          ===========       =========

Net loss per share                                $     (0.50)      $  N/A             $     (0.91)      $  N/A
                                                  ===========       =========          ===========       =========

Weighted average number of common shares
  outstanding                                       7,378,408          N/A               7,364,292          N/A
                                                  ===========       =========          ===========       =========

             PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                   SIX MONTHS ENDED JANUARY 31,
                                                                       1997             1996
                                                                   ------------      ----------
OPERATING ACTIVITIES:
Net loss                                                           $(6,697,430)      $(473,692)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                    371,722          55,667
      Changes in operating assets and liabilities:
        Tuition receivable                                            (263,533)        (90,404)
        Prepaid expenses and other assets                             (363,761)          9,800
        Accounts payable                                             1,166,686          55,992
        Accrued payroll and related expenses                           106,386          13,600
        Deferred revenue                                               287,476          38,744
                                                                   -----------       ---------
Net cash used in operating activities                               (5,392,454)       (390,293)
                                                                   -----------       ---------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (620,962)       (112,887)
  Deposits on computer leases                                          (93,706)              -
  Notes receivable from officers/shareholders                         (326,393)        (16,450)
                                                                   -----------       ---------
Net cash (used in) investing activities                             (1,041,061)       (129,337)
                                                                   -----------       ---------

FINANCING ACTIVITIES:
  Principal payments on debt and capital leases                       (158,034)              -
  Proceeds from issuance of notes payable                                               53,790
  Issuance of common stock                                             322,059         453,663
                                                                   -----------       ---------
Net cash provided by financing activities                              164,025         507,453
                                                                   -----------       ---------

Decrease in cash and cash equivalents                               (6,269,490)        (12,177)
Cash and cash equivalents at the beginning of period                 6,466,460           1,231
                                                                   -----------       ---------
Cash and cash equivalents at the end of period                     $   196,970         (10,946)
                                                                   ===========       =========

SUPPLEMENTARY DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest                                                           $    30,384       $  20,907
                                                                   ===========       =========
Income taxes                                                       $     4,000       $       0
                                                                   ===========       =========
Acquisition of equipment under capital leases                      $         0       $ 592,652
                                                                   ===========       =========

                 PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. Prosoft I-Net Solutions, Inc. (Prosoft or the Company) is a Nevada corporation (previously named Tel-Fed, Inc. and ProSoft Development, Inc.). Professional Development Institute, the predecessor entity, (a sole proprietorship formed on February 1, 1995), acquired and developed training curricula and commenced a marketing program for a private vocational training institution. Its first students were enrolled in September 1995. On December 8, 1995, Pro-Soft Development Corp. was formed as a California corporation, and effective January 1, 1996, the assets and liabilities of the Professional Development Institute, (Predecessor) were contributed to Pro-Soft Development Corp. in exchange for 1,000,000 shares of common stock.

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

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's July 31, 1996 year-end financials found in the Company's Registration Statement on Form S-1 (File No. 333-11247). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and six months ended January 31, 1997 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows include the accounts of the Predecessor organization (Professional Development Institute) for periods presented prior to its acquisition by the Company (January 1, 1996).

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at January 31, 1997 and its consolidated results of operations for the three months and the six months ended January 31, 1997, and its cash flows for the six months ended January 31, 1997.

2. Tuition revenue is recognized ratably as earned over the term of the course. Amounts charged customers are deferred until earned.

3. Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (stock options and warrants) were not considered because the effect of their inclusion would have been anti-dilutive.

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


OVERVIEW
--------

    Prosoft I-Net Solutions, Inc. (the "Company"), is engaged in the business of training individuals in small, medium and large organizations in Internet and Intranet technologies, with a current emphasis on Netscape- and Microsoft-based Internet/Intranet products and solutions. In addition, the Company is a certified Microsoft Authorized Technical Education Center ("ATEC"), a certified Private Post Secondary Institution in the State of California, and an approved recipient of Job Training Partnership Act (the "JTPA") funding, the last of which enables the Company to recruit, train and hire its own advanced technology instructor staff. The Company also develops proprietary Internet/Intranet courseware and offers more than 45 customized, on-line, hands-on and instructor-led Internet/Intranet-related courses for end-users, system engineers and developers. For the period from August 1, 1996 through January 31, 1997, approximately 53% of the Company's revenues were generated from JTPA funded vocational training. The Company expects a significant majority of its revenues in the future will come from the delivery of commercial Internet/Intranet training to the employees of organizations ranging from Fortune 1000 corporations to small entrepreneurial enterprises throughout the United States.

FLUCTUATIONS IN QUARTERLY RESULTS
---------------------------------

    The Company's operating results may fluctuate based on various factors, including the frequency of course events, the frequency and size of, and response to, the Company's marketing campaigns, the timing of the introduction of new course titles, customer-site course events, affiliate-site course events, Company site course events, competitive forces within the current and future markets served by the Company, the spending patterns of its customers, inclement weather and general economic conditions. Fluctuations in quarter-to-quarter results may also occur depending on differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

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

RESULTS OF OPERATIONS
---------------------

    Revenues. Revenue for the three and six-month periods ended January 31, 1997, were $453,401 and $967,082, respectively, compared with $88,405 and $111,648 for the three and six-month periods ended January 31, 1996, an increase of $364,996 and $855,434 for the respective periods. The increase in revenues can be attributed to the increase in the number of students taking classes from the Company. This is a direct result of the expansion of the Company from two location on January 31, 1996 to 20 locations on January 31, 1997.

    Loss from operations. Loss from operations for the three and six-month periods ended January 31, 1997, were $3,674,782 and $6,743,724, respectively, compared with $222,037 and $452,785 for the three and six-month periods ended January 31, 1996, an increase of $3,452,745 and $6,290,939 for the respective periods.

  Cost of Services. The Company's cost of services includes the costs associated with the course instructors, content developers, course materials and equipment and classroom facilities. Cost of services for the three and six-month periods ended January 31, 1997 were $1,367,224 and $2,421,243, respectively, compared with $70,471 and $87,748 for the three and six-month periods ended January 31, 1996, an increase of $1,296,753 and $2,333,495 for the respective periods. This increase is primarily the result of an increased number of course events, a larger course library, and the increase in the number of and training of instructors and content developers in the six months ended January 31, 1997 compared to the corresponding period of the prior year.

  Sales and Marketing. Sales and marketing expense consists of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expense for the three and six-month periods ended January 31, 1997 were $743,163 and $1,183,536, respectively, compared with $14,463 and $37,794 for the three and six-month periods ended January 31, 1996, an increase of $728,700 and $1,145,742 for the respective periods. The increase in sales and marketing expense is due to an increase in marketing intended to reach a broader range of potential customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles.

  General and Administrative. General and administrative expense for the three and six-month periods ended January 31, 1997 were $2,017,796 and $4,106,027, respectively, compared to $225,508 and $438,891 for the three and six-month periods ended January 31, 1996, an increase of $1,792,288 and $3,667,136 for the respective periods. This increase is primarily due to the continued buildup of the administrative staffing needed to support the expansion of sites and the growth in sales. Interest income for the six months ended January 31, 1997 is comprised of interest earned from higher cash balances which had been generated by the proceeds from a private placement completed in September 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  From inception, the Company has financed its operations and met a portion of its capital expenditure requirements primarily through net proceeds from private sales of equity securities. Cash and cash equivalents decreased from $6,466,460 at July 31, 1996 to $196,970 at January 31, 1997. For the six months ending January 31, 1997, operating activities used cash of $5,454,284, primarily due to a net operating loss of $6,697,430. Since January 31, 1997 the Company has received approximately $17 million from the sale of equity securities.

  During the six months ended January 31, 1997, the Company invested $714,670 in equipment and leasehold improvements. The Company currently estimates that the cost to open a Training Center is approximately $100,000 per site. The Company anticipates purchases of equipment and furniture of approximately an additional $4,000,000 as it expands the number of Training Centers during fiscal 1997. However, that amount may change depending on the speed and breadth of the national expansion. The Company anticipates that it will continue to be able to purchase equipment and furniture through lease lines of credit.

  As its expansion continues, the Company's internal infrastructure will need to be further expanded, which will also require additional capital expenditures. As sales increase, additional personnel will be needed not only for training but also for affiliate support, administration and accounting. Besides personnel, there are plans to increase the capacity of many of the Company's systems. The accounting system is expected to be upgraded to handle the anticipated growth in sales, and the Company plans to develop a sophisticated customer reservation system and an enhanced web page for customers.

  In October 1996, the Company entered into an agreement with the investment banking firm of Smith Barney Inc. pursuant to which Smith Barney acted as exclusive placement agent in connection with a private placement of between $20 and $25 million of the Company's securities. To date, approximately $17 million has been raised in this private placement through the sale of 1,635,120 share of common stock. In addition, the Company believes it may raise an additional $3 to $8 million in this offering before it is concluded sometime in late March 1997. Proceeds from that offering are being used by the Company for working capital expenditures. The Company currently anticipates that its existing resources will be sufficient to meet its needs for working capital expenditures for at least the next 12 months, including the planned expansion of Training Centers, even if no further funds are raised in the Smith Barney private placement.


  The Company's long-term capital requirements will depend on numerous factors, including the rate at which new Training Centers are opened, the profitability of existing Training Centers and the acquisition and/or development of additional training tools.


PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               10). Office building lease dated as of December 26, 1996 between
                    COSCAN California Limited Partnership and Prosoft I-Net Solutions, Inc.

               27).  Financial Data Schedule


          b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended January 31, 1997

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PROSOFT I-NET SOLUTIONS, INC.



  Dated:  March 17, 1997
                                           /s/ Brooks A. Corbin
                                           --------------------------
                                           Brooks A. Corbin
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)