Form 10-Q
period 1997-04-30
PROSOFT I NET SOLUTIONS INC
filed 1997-06-11
CIK 1018693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to _______________

Commission file number 000-21535


                         PROSOFT I-NET SOLUTIONS, INC.

                             --------------------

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

                                  ------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X      No
               ---        ---

  The number of shares of the registrant's common stock, $.001 par value, outstanding as of June 9, 1997, was 9,986,251 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PROSOFT I-NET SOLUTIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     APRIL 30,       JULY 31,
                                                       1997            1996
                                                   -----------    -------------
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                        $13,803,703    $  6,466,460
  Restricted cash (see Note 2)                       4,700,008           -
  Tuition receivable, net                              844,443         766,405
  Note receivable                                      500,000           -
  Notes receivable from officers/shareholders          389,465          85,600
  Prepaid expenses and other current assets            993,355         311,592
                                                   -----------    ------------
Total current assets                                21,230,974       7,630,057
Property and equipment:
  Leasehold improvements                               749,063           -
  Computer equipment and software                    3,446,150       1,494,677
  Office equipment, furniture and fixtures             202,638         118,211
                                                   -----------    ------------
                                                     4,397,851       1,612,888
  Less depreciation and amortization                 1,058,071         245,455
                                                   -----------    ------------
                                                     3,339,780       1,367,433
                                                   -----------    ------------
Total assets                                       $24,570,754    $  8,997,490
                                                   ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                    $      -       $     61,832
  Accounts payable                                   2,726,178         363,414
  Accrued payroll and related expenses                 306,948          88,474
  Deferred revenue                                     190,956            -
  Current portion of capital leases obligations      1,387,406         351,509
                                                   -----------    ------------
Total current liabilities                            4,611,488         865,229

Obligations under capital leases, net of current
 portion                                               446,478         437,532

Stockholders' equity:
  Common stock, $.001 par value:
   Authorized shares - 50,000,000
   Issued and outstanding shares at
   April 30, 1997 - 9,910,367
   and at July 31, 1996 - 7,336,404                      9,910           7,336
  Additional paid-in capital                        36,649,893      10,771,016
  Note receivable from stockholder                      (9,500)         (9,500)
  Accumulated deficit                              (17,137,515)     (3,074,123)
                                                  ------------    ------------
Total stockholders' equity                          19,512,788       7,694,729
                                                  ------------    ------------
Total liabilities and stockholders' equity        $ 24,570,754    $  8,997,490
                                                  ============    ============

             Prosoft I-Net Solutions, Inc. and Predecessor Company
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                           Three Months Ended April 30,           Nine Months Ended April 30,
                                               1997            1996                   1997           1996
                                           -----------     ------------           ------------   ------------
Revenue                                    $   564,824     $    293,632           $  1,531,906   $    405,280

Costs and expenses:
  Cost of services                           3,179,956          366,287              5,601,199        454,035
  Sales and marketing                        1,945,804           76,187              3,129,340        113,981
  General and administrative                 2,837,803          524,124              6,943,830        963,015
                                           -----------     ------------           ------------   ------------
Total costs and expenses                     7,963,563          966,598             15,674,369      1,531,031
                                           -----------     ------------           ------------   ------------

Loss from operations                        (7,398,739)        (672,966)           (14,142,463)    (1,125,751)

Interest income (expense)                       32,777             (305)                83,071        (21,212)
                                           -----------     ------------           ------------   ------------
Loss before provision for income taxes      (7,365,962)        (673,271)           (14,059,392)    (1,146,963)

Provision for state franchise tax                 -                -                     4,000           -
                                           -----------     ------------           ------------   ------------
Net loss                                   $(7,365,962)    $   (673,271)          $(14,063,392)  $ (1,146,963)
                                           ===========     ============           ============   ============

Net loss per share                         $     (0.83)    $     N/A              $      (1.77)  $     N/A
                                           ===========     ============           ============   ============

Weighted average number of common
 shares outstanding                          8,914,893           N/A                 7,933,313         N/A
                                           ===========     ============           ============   ============

              PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                            NINE MONTHS ENDED APRIL 30,
                                                                                               1997               1996
                                                                                         -------------       ------------
OPERATING ACTIVITIES:
Net loss                                                                                 $ (14,063,392)      $ (1,146,963)
 Adjustments to reconcile net loss to cash used in
  operating activities:
    Depreciation and amortization                                                              812,616            105,259
    Changes in operating assets and liabilities:
     Tuition receivable                                                                        (78,038)          (297,730)
     Prepaid expenses and other assets                                                        (681,763)          (114,265)
     Accounts payable                                                                        2,362,764            178,951
     Accrued payroll and related expenses                                                      218,474             45,800
     Deferred revenue                                                                          190,956             38,744
                                                                                         -------------       ------------
Net cash used in operating activities                                                      (11,238,383)        (1,190,204)
                                                                                         -------------       ------------


INVESTING ACTIVITIES:
 Purchases of property and equipment                                                        (1,282,612)          (397,452)
 Notes receivable                                                                             (803,865)           (57,650)
                                                                                         -------------       ------------
Net cash used in investing activities                                                       (2,086,477)          (455,102)
                                                                                         -------------       ------------

FINANCING ACTIVITIES:
 Principal payments on notes payable and capital leases                                       (519,340)           (81,661)
 Proceeds from issuance of notes payable                                                          -                61,832
 Issuance of common stock                                                                   21,181,443          2,897,887
                                                                                         -------------       ------------
Net cash provided by financing activities                                                   20,662,103       $  2,878,058
                                                                                         -------------       ------------

Increase in cash and cash equivalents                                                        7,337,243          1,232,752
Cash and cash equivalents at the beginning of period                                         6,466,460              1,231
                                                                                         -------------       ------------
Cash and cash equivalents at the end of the period                                       $  13,803,703       $  1,233,983
                                                                                         =============       ============

SUPPLEMENTARY DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest                                                                                 $      81,456       $     21,212
                                                                                         =============       ============
Income taxes                                                                             $       4,000       $          0
                                                                                         =============       ============
Acquisition of equipment under capital leases                                            $   1,502,351       $    592,652
                                                                                         =============       ============

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

In March 1996, Pro-Soft Development Corp. entered into an Agreement and Plan of Reorganization whereby Pro-Soft Development Corp.'s shareholders received one share of common stock of the Company in exchange for each of the 4,726,250 outstanding shares and Pro-Soft Development Corp. became a wholly owned subsidiary of the Company. For accounting purposes, Pro-Soft Development Corp. was deemed to be the acquiring corporation and, therefore, the transaction has been accounted for as a reverse acquisition of the Company by Pro-Soft Development Corp. Prior to March 31, 1996, the Company did not have operations and at March 31, 1996, only immaterial liabilities existed. Accordingly, the financial statements present the historical financial position and results of operations of Pro-Soft Development Corp. and its predecessor entity, Professional Development Institute for all periods prior to March 31, 1996.

The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's July 31, 1996 year-end financials found in the Company's Registration Statement on Form S-1 (File No. 333-11247). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and nine months ended April 30, 1997 are not necessarily indicative of results that can be expected for the full year.

The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows include the accounts of the Predecessor organization (Professional Development Institute) for periods presented prior to its acquisition by the Company (January 1, 1996).

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position at April 30, 1997 and its consolidated results of operations for the three months and the nine months ended April 30, 1997, and its cash flows for the nine months ended April 30, 1997.

2. In April 1997, the Company sold 408,164 shares of its common stock to an institutional investor for $5,000,000. The net proceeds from this offering have been placed in escrow and will be released to the Company when a registration statement covering such shares is declared to be effective. If a registration statement is not declared effective by December 31, 1997, the investor will have certain rights of recission.

3. Notes receivable from officers/shareholders bear interest generally at 10%, are repayable upon demand and are secured by the Company's common stock and options to purchase the Company's common stock owned by such officers/shareholders.

4. Tuition revenue is recognized ratably as earned over the term of the course. Amounts charged customers are deferred until earned.

5. Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (stock options and warrants) were not considered because the effect of their inclusion would have been anti-dilutive.

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


OVERVIEW
--------

  Prosoft I-Net Solutions, Inc. (the "Company"), is engaged in the business of training individuals in small, medium and large organizations in Internet and Intranet technologies, with a current emphasis on Netscape- and Microsoft-based Internet/Intranet products and solutions. In addition, the Company is a certified Microsoft Authorized Technical Education Center ("ATEC"), a certified Private Post Secondary Institution in the State of California, and an approved recipient of Job Training Partnership Act (the "JTPA") funding, the last of which enables the Company to recruit, train and hire its own advanced technology instructor staff. The Company also develops proprietary Internet/Intranet courseware and offers 35 customized, on-line, hands-on and instructor- led Internet/Intranet-related courses for end-users, system engineers and developers. For the nine-month period ended April 30, 1997, approximately 33% of the Company's revenues were generated from JTPA funded vocational training. The Company expects that an ever greater portion of its future revenues will come from the delivery of commercial Internet/Intranet training to the employees of organizations ranging from Fortune 1000 corporations to small entrepreneurial enterprises throughout the United States.

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

RESULTS OF OPERATIONS
---------------------

  Revenues. Revenue for the three and nine-month periods ended April 30, 1997, were $564,824 and $1,531,906 respectively, compared with $293,632 and $405,280 for the three and nine-month periods
ended April 30, 1996, an increase of $271,192 and $1,126,626 for the respective periods. The increase in revenues is attributable to the increase in the number of students taking classes from the Company. This is a direct result of the expansion of the Company from two locations on April 30, 1996 to 26 locations on April 30, 1997.

     Cost of Services. The Company's cost of services includes the costs associated with course instructors, content developers, course materials and equipment and classroom facilities. Cost of services for the three and nine-month periods ended April 30, 1997 were $3,179,956 and $5,601,199, respectively, compared with $366,287 and $454,035 for the three and nine-month periods ended April 30, 1996, an increase of $2,813,669 and $5,174,764 for the respective periods. This increase is primarily the result of an increased number of course events, a larger course library, and an increase in the number of and training of instructors and content developers in the three and nine-months periods ended April 30, 1997 compared to the corresponding periods of the prior year.

  Sales and Marketing. Sales and marketing expense consists of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expense for the three and nine-month periods ended April 30, 1997 were $1,945,804 and $3,129,340, respectively, compared with $76,187 and $113,981 for the three and nine-month periods ended April 30, 1996, an increase of $1,869,617 and $3,015,359 for the respective periods. The increase in sales and marketing expense is due to an increase in marketing intended to reach a broader range of potential customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles.

  General and Administrative. General and administrative expenses for the three and nine-month periods ended April 30, 1997 were $2,837,803 and $6,943,830, respectively, compared to $524,124 and $963,015 for the three and nine-month periods ended April 30, 1996, an increase of $2,313,679 and $5,980,815 for the respective periods. This increase is primarily due to the continued buildup of the administrative staffing needed to support the expansion of sites and the growth in sales.

  Interest. Net interest income for the three and nine-month periods ended April 30, 1997 was $32,777 and $83,071, respectively, compared to net interest expense of $305 and $21,212 for the three and nine-month periods ended April 30, 1996, an increase of $33,082 and $104,283 for the respective periods.
Interest expense, which consists principally of interest paid on capital leases, increased for the three and nine-month periods ended April 30, 1997 due to an increase in the amount of equipment financed through capital leases. However, this increase was more than offset by interest earned from higher cash balances generated by the proceeds from private placements completed in late 1996 and early 1997.

  Net Loss. Net loss for the three and nine-month periods ended April 30, 1997 was $7,365,962 and $14,063,392, respectively, compared to $673,271 and $1,146,963 for the three and nine-month periods ended April 30, 1996, an increase of $6,692,691 and $12,916,429 for the respective periods. The increase in net loss resulted from (i) increased staffing, (ii) the opening of new Training Centers without a corresponding increase in revenues, (iii) developing new courseware, and (iv) an increase in the Company's sales and marketing efforts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  From inception, the Company has financed its operations and met a portion of its capital expenditure requirements primarily through net proceeds from private sales of equity securities. Cash and cash equivalents increased from $6,466,460 at July 31, 1996 to $13,803,703 at April 30, 1997. For the nine months ending April 30, 1997, operating activities used cash of $11,238,383, primarily due to a net operating loss of $14,063,392.

  In October 1996, the Company entered into an agreement with the investment banking firm of Smith Barney Inc. pursuant to which Smith Barney acted as placement agent in connection with a private placement of the Company's securities. From February through April 1997, the Company received gross proceeds of approximately $22 million in this private placement through the sale of 2,081,758 shares of common stock.. Net proceeds from that offering, after payment of commissions and finders fees, was $20,811,332. The proceeds from that offering are being used by the Company for working capital expenditures.

  During the nine months ended April 30, 1997, the Company invested $1,282,612 in equipment and leasehold improvements. The Company currently estimates that the cost to open a Training Center is approximately $100,000. The Company anticipates purchases of equipment and furniture of approximately an additional $3,000,000 as it expands the number of Training Centers through fiscal 1998. However, that amount may change depending on the speed and breadth of the national expansion. The Company anticipates that it will continue to be able to purchase a portion of this equipment and furniture through lease lines of credit.

  As its expansion continues, the Company may need to add internal infrastructure, which will also require additional capital expenditures. As sales increase, additional personnel will continue to be needed not only for training but also for affiliate support, administration and accounting. Besides personnel, plans have been implemented to increase the capacity of many of the Company's management information systems to handle the anticipated growth in sales, and the Company is developing a sophisticated customer reservation system and an enhanced web page for customers.

  In April 1997, the Company sold 408,164 shares of its common stock to an institutional investor for $5 million. This amount has been placed in escrow and will be released to the Company upon effectiveness of a registration statement covering the shares purchased. If a registration statement is not declared effective by December 31, 1997, the investor will have certain rights of recission of its investment. The net proceeds from this offering were $4,700,008.

In April 1997, the Company made a 30-day loan to one of its vendors, a computer memory distributor, in the principal amount of $500,000. This loan bore interest at a rate equal to 9.5% per annum, and was guaranteed by a principal of the borrower who had secured the guaranty with a pledge of certain of his shares in the borrower. The loan and accrued interest were repaid to the Company on May 9, 1997.

The Company anticipates that its existing resources will be sufficient to meet its needs for working capital expenditures for at least the next 12 months, including the planned expansion of Training Centers. The Company's long-term capital requirements will depend on numerous factors, including the rate at which new Training Centers are opened, the profitability of existing Training Centers and the acquisition and/or development of additional training tools.

  The above discussion concerning future financing need, business expansion and factors affecting liquidity are forward-looking statements. Although management believes that these statements are reasonable in view of the facts available to it, there can be no assurance that all of these statements will prove to be accurate. There are numerous factors which could have a material impact upon whether these projections could be realized or whether these trends will continue.


PART II - OTHER INFORMATION

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

        a)   Exhibits

                  3).  Amended and Restated Bylaws of the Company. Filed as
                       exhibit 3.2 to Registration Statement No. 333-11247 and incorporated herein by reference.

               10.1). Prosoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as Exhibit 10.2 to Registration Statement No. 333-11247 and incorporated herein by reference.

               10.2). Form of Subscription Agreement, entered into February through April 1997 between the company and various investors. Filed as exhibit 10.16 to Registration Statement No. 333-11247 and incorporated herein by reference.

               10.3). Registration Rights Agreement dated as of March 13, 1997 among the Company and various investors. Filed as exhibit
                       10.17 to Registration Statement No. 333-11247 and incorporated herein by reference.

               10.4). Subscription Agreement between the company and general Electric Pension trust dated April 4, 1997. Filed as
                       Exhibit 10.18 to Registration Statement No. 333-11247 and incorporated herein by reference.

               10.5). Escrow Agreement among the Company, General Electric Pension trust and State Street Bank and trust dated April 4, 1997. Filed as Exhibit 10.19 to Registration Statement No. 333-11247 and incorporated herein by reference.

               10.6). Secured Promissory Note dated April 9, 1997 in favor of the Company. Filed as exhibit 10.20 to Registration Statement No. 333-11247 and incorporated herein by reference.

               10.7).  AT&T Professional Consultant Agreement dated
                       March 28, 1997 by and between the Company and AT&T Corp. Filed as Exhibit 10.7 to Registration Statement No. 333-11247 and incorporated herein by reference.

                 27).  Financial Data Schedule

     b).  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended April 30, 1997


  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PROSOFT I-NET SOLUTIONS, INC.



  Dated:  June 11, 1997

                                    /s/ BROOKS A. CORBIN
                                    --------------------------------
                                                    Brooks A. Corbin
                                             Chief Financial Officer
                                    (Principal Financial Officer and
                                            Duly Authorized Officer)