Form 10-K
period 1997-07-31
PROSOFT I NET SOLUTIONS INC
filed 1997-11-07
CIK 1018693

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended: July 31, 1997

               [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _______
                       Commission File Number 000-21535

                         PROSOFT I-NET SOLUTIONS, INC.
            (Exact name of Registrant as specified in its charter)

                   NEVADA                             87-0448639
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

     2333 N. Broadway, Santa Ana, California                  92706
     (Address of principal executive offices)               (Zip Code)

                   Registrant's telephone number, including
                          area code:  (714) 953-1200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.001 Per Share
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES [X]           NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of October 15, 1997 was $84,814,010 based on the number of shares outstanding on such date and the last sale price for the common stock on such date of $16.50 per share as reported on the NASDAQ - SmallCap market.

Part III is incorporated by reference from the Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1997.

The number of shares of Common Stock issued and outstanding as of October 15, 1997: 10,375,184.

                         PROSOFT I-NET SOLUTIONS, INC.
                            Index to Annual Report
                                  on Form 10K
                                    PART I
                                                                        Page No.

Item 1.  Business
           Overview                                                           3
           Market Background                                                  5
           Prosoft's Market Positioning                                       6
           The Prosoft Strategy                                               6
           Strategies Alliances                                               7
           Courseware, Computer Based Training and Distance Learning          8
           Marketing                                                          9
           Market Potential                                                   9
           Competition                                                       10
           Seasonality                                                       10
           Proprietary Rights                                                11
           Government Regulation                                             11
           Employees                                                         12

Item 2.  Properties                                                          13

Item 3.  Legal Proceedings                                                   13

Item 4.  Submission of Matters to Vote of Security Holders                   14

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                 15

Item 6.  Selected Financial Data                                             16

Item 7.  Management's Discussion & Analysis of
         Financial Condition & Results of Operations                         16

Item 8.  Financial Statements and Supplementary Data                         22

Item 9.  Changes in and Disagreements with Accountants on
         Accounting & Financial Disclosure                                   37

                                   PART III

Item 10. Directors and Executive Officers of the Registrant                  38

Item 11. Executive Compensation                                              38

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                               38

Item 13. Certain Relationships and Related Transactions                      38

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     39

         Signatures                                                          40

         Exhibit Index                                                       41

                                    PART I

Item 1. Business

Overview

     Prosoft I-Net Solutions, Inc. ("Prosoft" or the "Company") is incorporated under the laws of the State of Nevada. From its incorporation in May 1985 until March 1996, the Company had no significant operations. The business of the Company was initially operated as a sole proprietorship (the "Proprietorship") beginning in February 1995. In December 1995, Pro-Soft Development Corp., a California corporation ("Old ProSoft"), was incorporated and acquired the business from the Proprietorship effective January 1, 1996. In March 1996, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Old ProSoft and the Old ProSoft shareholders. Under the terms of the Reorganization Agreement, Old ProSoft shareholders received one share of Common Stock of the Company in exchange for each of their shares of Old ProSoft, and Old ProSoft became a wholly owned subsidiary of the Company (the "Reorganization"). As part of the Reorganization, all of the executive officers and directors of the Company resigned and the executive officers and directors of Old ProSoft became the executive officers and directors of the Company and the Company changed its name from Tel-Fed, Inc. to ProSoft Development, Inc. The Company changed its name to Prosoft I-Net Solutions, Inc. in October 1996.

     Under applicable accounting rules, for financial statement purposes, the Reorganization is required to be accounted for as an acquisition of the Company by Old ProSoft, with the additional shares held by the Company's prior shareholders reflected as a recapitalization of Old ProSoft. As a result, the consolidated financial statements included in this annual report for the Company reflect, for the period prior to the Reorganization, the operations of Old ProSoft. Financial statements of the Proprietorship are also included herein.

     Prosoft is engaged in the business of training individuals in small, medium and large organizations in Internet and Intranet technologies, with a current emphasis on Netscape, Sun-Microsystems, and Microsoft-based Internet/Intranet products and solutions. Prosoft is a certified Microsoft Authorized Technical Education Center ("ATEC"), which is a certification from Microsoft Corporation ("Microsoft") allowing the Company to teach courses using certified Microsoft courseware. In order to become a Microsoft ATEC, the Company first had to be designated by Microsoft as a Microsoft Solution Provider (which was received after the Company demonstrated to Microsoft that it trains others to use Microsoft products), then had to submit an ATEC application and comprehensive business plan to Microsoft for approval, which approval was received in November 1995. In October 1997, Prosoft was chosen by Netscape Communications Corp. ("Netscape") to be a Netscape Education Partner ("NEP") for selected locations. This authorization will allow Prosoft to conduct training on Netscape products, as well as receive the benefits of training references and leads provided directly through Netscape. The Company is also a certified Private Post Secondary Institution in the State of California, and an approved recipient of Job Training Partnership Act (the "JTPA") funding, the last of which enables the Company to recruit, train and hire its own advanced technology instructor staff. In addition, Prosoft develops proprietary Internet/Intranet courseware and offers more than 40 customized hands-on and instructor-led Internet/Intranet-related courses for end-users, system engineers and developers.

     Internet/Intranet instruction is made available through Company-operated Internet/Intranet Training Resource Centers ("Training Centers") offering commercial Internet/Intranet training to the employees of organizations ranging from Fortune 1000 corporations to small entrepreneurial enterprises throughout the United States. The Company also offers tailored training on-site at the customer's facility, usually for larger organizations with a significant number of trainees. On-site training facilities are set up by the customer, at its expense, in substantially the same configuration as a Training Center classroom. Each Prosoft student who takes an Internet or Intranet class is taught using a personal computer that is connected to the Internet. As of September 30, 1997, the Company had opened 35 Training Centers in 22 states. In addition, the Company expects to continue offering tailored on-site training, usually for larger organizations with a significant number of trainees.

     A typical Training Center ranges in size from 600 to 5,000 square feet and is comprised of from one to four classrooms that can accommodate approximately 12 to 16 students per classroom. The Company has either leased commercial space for the Training Centers or has entered into marketing affiliations with existing computer training, consulting, distribution and reseller companies. Under such marketing affiliations, the affiliate typically makes classroom space available to Prosoft in exchange for a royalty payment based upon the training revenue collected by Prosoft. Whether Prosoft leases commercial space or enters into a marketing affiliation, the Company is responsible for building the infrastructure of the Training Center to its specifications. The Training Centers are connected directly to the Internet by means of a high speed T-1 line that guarantees a connection of 1.544 MBps and insures that the students' computers have the high speed bandwidth required to complete the complex, hands-on exercises efficiently, especially those exercises that are focused on the graphics-intensive World Wide Web. The Company's commercial Internet/Intranet training courses range in length from one to five days at a cost of between $295 to $795 per day per student.

     A common barrier to entry in the advanced technical education business is developing and maintaining a staff of qualified, motivated instructors. In addition to hiring experienced commercial instructors, Prosoft has developed a strategy to internally develop staff members to support a national network of Internet/Intranet training centers. Prosoft is an authorized recipient of JTPA funding and uses these funds to recruit displaced defense, airline and aerospace workers, provide them with instruction in advanced Microsoft and Internet/Intranet technologies, and then hire them as Microsoft Certified Professionals, Internet/Intranet Training Professionals or both. The JTPA-funded programs pay Prosoft approximately $10,000 for each displaced worker that receives advanced Microsoft technology training, which vocational training runs eight hours a day, five days a week and spans six to nine months. The Company has been successful at attracting and retraining displaced employees to become Microsoft Certified and qualified to teach the Company's Internet/Intranet curriculum. Each of the Company's vocational students graduates as a Microsoft Certified System Engineer, a Microsoft Certified Solution Developer, a Microsoft Certified Trainer (all three of these certifications fall under a designation known as a Microsoft Certified Professional or "MCP") or an Internet/Intranet Professional ("IIP").

     Once a student completes vocational training, he or she is either placed into the job market through Prosoft's placement efforts or, if the student meets Prosoft's training standards, is generally offered the opportunity to teach in one of the Company's Training Centers. In addition, some students have been recruited directly by employers on the Company's property. Through September 30, 1997, 159 vocational training students had graduated from the Company's Training Centers and the Company had retained 24 graduates as instructors.

     In June 1996, Prosoft created a division to develop and publish Internet, Intranet and distant learning courseware and curriculum, which Prosoft uses in its Internet/Intranet classes. The Company has several proprietary courseware projects under development that support Microsoft, Netscape and Sun Microsystems Internet/Intranet technologies.

Market Background

     Internet and Intranet information technology is transforming the way people live and work. Companies are migrating to Internet and Intranet technologies in order to improve customer service, achieve productivity gains, access voluminous databases around the world, and create a competitive advantage. International Data Corp. and Forrester Research, Inc. estimate that the number of Internet users doubles every nine months and that there will be more than 200 million users by the year 2000. Forrester estimates that less than 10% of the population is currently connected to the Internet, with no estimate of how many of those connected actually know how to access the full potential of the medium.

     Companies are also beginning to develop private internal networking systems called Intranets, which use the infrastructure, standards and many of the technologies of the Internet and the World Wide Web, but are cordoned off and protected from the public through software programs known as "fire walls." Companies are developing Intranets in order to improve internal communications, facilitate employee training and motivation, and to reduce the need for paper-based materials such as operational and procedural manuals, internal phone books, requisition forms, and other items that must be updated frequently. Intranets can integrate all of the computers within an organization, including software and databases, into a unified system that allows employees to quickly access and utilize information. The percentage of large and mid-size companies employing some sort of Intranet system increased to 55% in 1996 from just 11% in 1995, according to Business Research Group of Newton, Massachusetts. Zona Research in Redwood City, California estimates that investment in Intranets could rise from approximately $2.7 billion in 1996 to more than $13 billion in 1999.

     The Company believes that the market for Internet and Intranet training is substantial. The Internet is the world's largest network of computer networks, and one which grows everyday. Originally conceived and implemented by the U.S. Department of Defense and later taken over by the National Science Foundation, the Internet was developed for scientists and those in academia. It was not developed nor intended for the average American or as a corporate information tool, and as a result, it is neither intuitive nor user friendly. In the eyes of many executives in corporate America, understanding how to efficiently move through this "maze" and identify and manage its power is critical if the Internet is to achieve its full promise as a productivity tool and not become merely a distraction in the workplace.

Prosoft's Market Positioning

     Prosoft has and will continue to develop courseware, provide training and deliver technical support relating to the Internet and Intranets as a competitive business tool.

     Because the Company's Internet/Intranet training relates primarily to the software products developed by two of the major Internet software companies, Microsoft and Netscape, the business strategies of these companies are highly relevant to Prosoft. Microsoft and Netscape have given away "browser" software (software that provides a user-friendly interface to the Internet) while selling the more expensive "server" software. In addition, Microsoft is bundling both browser and server software (Internet Information Server) with its Window NT operating system. Dozens of major computer companies plan to ship their machines with this software. Windows NT has become a leading network operating system for the kind of small-scale servers used on local area networks and now those machines are positioned to become Intranet servers. Microsoft's Internet Information Server includes security features and has the ability to connect to corporate databases.

     Based on Microsoft's aggressive strategy and historical dominance of the software market, Prosoft's management believes that Microsoft is well positioned to be a leader in the Internet/Intranet technology market and has strategically incorporated Microsoft's vision and approach. Currently, most training courses offered by Prosoft revolve around Microsoft's Internet/Intranet tools and platforms, ranging from advanced courses for system engineers and solution developers to courses for end-users and self-paced, self-help instruction. A central part of the Company's strategy will be to proactively assist Microsoft in building marketshare for Microsoft's Internet/Intranet products and technologies by providing a nationwide network of Training Centers that offer courses in all of the major Microsoft Internet and Intranet technologies.

     Notwithstanding the number of Prosoft courses that relate to Microsoft products, the Company realizes that not every corporation and end-user will ultimately embrace Microsoft's technologies, and that other Internet companies, such as Netscape, will continue to maintain a large presence in this arena. Accordingly, the Company intends to maintain its training curriculum which covers Internet and Intranet tools and products offered by companies other than Microsoft, including those offered by Netscape and Sun MicroSystems.

The Prosoft Strategy

     Prosoft believes that it should have an advantage over the majority of other computer and advanced technology training companies by virtue of its national presence and its specific emphasis and expertise in Internet/Intranet technologies. While other training institutions may offer a limited number of Internet/Intranet courses, this type of training is Prosoft's primary area of emphasis. As a result, the Company believes that it has developed a broad range of experience with respect to classroom infrastructure, curriculum, courseware and instructor development, mastery of subject matter, breadth and depth of course offerings, and the ability to quickly develop and offer new Internet/Intranet technology training as market demands shift.

     The Company's strategy is to continue to expand the number of Training Centers across the country as market demand dictates, with the goal of creating a nationwide network of Training Centers that will make Prosoft a primary choice for Fortune 1000 corporations and other smaller firms that require unified, quality Internet and Intranet training. As of September 30, 1997, the Company had opened 35 Training Centers located in 22 states and had 4 additional Training Centers under development. Prosoft believes that the development of a nationwide network of Prosoft Training Centers is essential to the delivery of quality Internet/Intranet instruction. By the very nature of Internet/Intranet technology, the delivery of uniform, consistent training is mandatory in order for companies with multiple geographic locations to efficiently learn and use the technology. In addition, Prosoft believes that because the Internet/Intranet demands that an entire organization be properly trained in order for the technology to be effective, training should be delivered locally, but with identical curriculum and content in every region of the country. Internet/Intranet training is not effective if varying curriculum is dispensed to one office or group of employees at a time. All members of an organization must simultaneously learn the proper skills necessary to realize the full capabilities of the Internet/Intranet.

     The Company also believes there is excellent potential for future growth in on-site training. The Company anticipates its on-site customers will be larger organizations with a significant number of trainees, including both corporate and government entities. As the trend of outsourcing Internet/Intranet technology training continues, the Company believes that the largest and fastest growing customer base within this market are those larger organizations that require sophisticated technology training.

Strategic Alliances

     Prosoft will continue to develop strategic relationships with Internet and Intranet software developers, computer distributors (otherwise known as value-added-resellers or "VARs"), telecommunications companies, local training affiliates under the Affiliate Program (described below), and future Internet technology developers to attract and deliver training opportunities.

     In December 1996, the Company entered into an alliance with Gartner Group Learning ("GGL"), a developer and distributor of technology-based training, for the development of proprietary technology-based Internet/Intranet training courses to be sold exclusively by Gartner Group Learning. The training courses will be developed for local area networks (LANs), CBT, and Internet/Intranet delivery, and will offer the marketplace stand alone, technology-based courseware supported by Prosoft's classroom curricula. This courseware will also provide students with the prerequisite knowledge to undertake other Prosoft instructor-led training courses and provides a reference tool upon completion. Prosoft and GGL extended this relationship in June 1997 by entering into a Distribution Agreement pursuant to which GGL will resell Prosoft's instructor-led training courses to GGL's corporate clients.

     In January 1997, the Company entered into an alliance with Netscape to collaborate in using Netscape's server products and technical personnel to design Internet/Intranet applications for Prosoft and to enhance Prosoft's Netscape Internet/Intranet training course offerings to their customers. Under this arrangement, Prosoft will use Netscape products and work with Netscape's consulting organization, Worldwide Professional Services, to build 2-3 Netscape-based Internet/Intranet applications based on Netscape software for use in Prosoft's course curriculum. This will enable Prosoft to quickly acclimate to current and future Netscape server products and to be able to develop content more rapidly than if it relied on more traditional methods. In June 1997, Prosoft and Netscape entered into a Development and Distribution Agreement for the creation by Prosoft of courseware relating to the Netscape Communicator software product and the distribution of such courseware by Prosoft and Netscape.

     In March 1997, the Company entered into an agreement with AT&T pursuant to which Prosoft offers businesses regularly scheduled courses on the implementation and use of AT&T Website Services, at Prosoft's Training Centers at discounted rates.

     In August 1997, the Company entered into a strategic alliance with GTE that allows GTE to resell all Prosoft courses. After having completed training for a group of GTE salespeople, which included 300 people in thirteen cities nationwide, GTE chose Prosoft as a preferred provider of Internet/Intranet training for their employees and affiliates worldwide.

     Prosoft will continue to work with the DOL through "subrecipients" (administrators of JTPA funds on the local level) to access JTPA retraining funds as a steady source of revenue and to develop its advanced technology instructors. With respect to the Company's hiring programs, Prosoft is able to administer its own intake and eligibility criteria under authority granted by the City of Los Angeles. This is significant because Prosoft can execute its own intake and eligibility of displaced workers living in the City of Los Angeles to determine if they qualify for a JTPA grant. In addition, the Company can complete the intake and eligibility process significantly quicker than the normal government processing. This processing speed has enabled the Company to attract and process large pools of qualified displaced workers from which to select its instructor trainees.

     The Company's success will depend in large part on the success of its strategic alliances and the Company's ability to establish successful strategic relationships with other entities.

Courseware, Computer Based Training and Distance Learning

     The Company intends to continue to develop cutting edge courseware for all new Microsoft and Netscape Internet/Intranet product releases as well as other popular and emerging Internet/Intranet technologies. Once Prosoft has designed the books and materials that will constitute the courseware for a given class, it is able to internally produce such courseware on demand.

     Prosoft is also building the staff and technological resources necessary to offer what the Company calls "Learning on Demand" ("LOD") or instructor facilitated distance learning. The Company is developing proprietary Internet/Intranet technologies that will allow the Company or its customers to create instructor facilitated distance courses. To reach this goal, the Company is developing strategic alliances and plans to invest in the infrastructure and development of LOD technologies.

Marketing

     Prosoft will market Internet and Intranet training through its own internal sales and marketing organization with additional distribution key strategic alliances. As of September 30, 1997, the Company's sales and marketing organization consisted of 36 employees. Prosoft is currently creating and producing marketing material designed to help position Prosoft as the premier Internet/Intranet training and resource company.

     Prosoft, as part of its strategy to open additional Training Centers, established what is called the Affiliate Training Program (the "Affiliate Program"). Under the terms of the Affiliate Program, an existing computer training, consulting, distribution and/or reseller company, such as a ComputerLand franchisee, provides the physical space within its premises for the completion and operation of one or more Prosoft training rooms in a particular market. In exchange for this rent-free classroom space, the affiliate is entitled to 5% of all revenue generated from the Internet and Intranet training that occurs at that location. In addition, if the affiliate's sales staff, either acting alone or in concert with Prosoft's sales force, sells the training course, the affiliate is entitled to purchase the training course at a wholesale price. In the past, the price at which an affiliate could purchase a training course ranged from 4% to 25% (and in one instance 40%) less than the Company's retail list price depending, among other things, on the affiliate's level of participation in the sales effort and the volume of delivered sales. Beginning in August 1996, all new affiliates purchase training courses at a wholesale price which is 20% less than the Company's retail list price if they participate in the sales effort, regardless of the level of their participation. By forming various affiliations in this fashion, the Company has dramatically reduced its fixed operating expense by replacing fixed rent or lease payments with a small variable expense tied to sales revenue. In addition, the Affiliate Program permits the Company to take advantage of the affiliate's local sales force in each market, which understands and has personal relationships with the local customer base.

     In addition to the local affiliate's marketing and sales efforts, the Company has a national inbound/outbound telemarketing organization located in Jacksonville, Florida. The Company's telemarketing sales group markets the Company's Internet and Intranet training to computer resellers and end-users and supports the efforts of the direct sales force.

     Prosoft has also entered into agreements with various software training and consulting companies to permit such companies to sell Prosoft training seats in their regularly published catalogues and marketing materials. As part of this program, these companies, including end-user application training firms, software companies and VARs, may publish Prosoft training schedules in their course catalogs and other marketing materials and will be paid a percentage of the training revenue generated by such means. In this way, potential competitors that offer a wide range of unrelated training courses can add Internet offerings to their catalog without having to develop the curriculum or instructors, install T-1 lines, or compete with Prosoft.

Market Potential

     Because Prosoft has offered and will continue to offer a significant number of courses and has broad categorical expertise in Internet and Intranet training ranging from the most advanced system engineering to end-user training, Prosoft believes that it is well positioned to sell its training to small, medium and large organizations. As a result of the Company's approach to

Internet/Intranet training, which features highly-trained instructors, course materials designed by the Company's internal courseware department, high speed lines connected to the Internet, individual computers for each student, and numerous pre- and post-testing of students, the Company believes it can offer the highest quality, consistent Internet curriculum in the industry. In addition, because of the short curriculum development cycle that the Company maintains, it can quickly create new course offerings to support new and emerging technologies. Internet/Intranet software offerings and technology will continue to evolve and training related to such software and technology will need to keep pace. Technology trends indicate that end-user interfaces are and will become more intuitive and user-friendly while system engineering and solution development required to support these simple interfaces will become increasingly complex. Because Prosoft addresses a broad range of Internet and Intranet technology training, the Company believes it is well positioned to pursue and deliver on the expanding advanced Internet technology training opportunities.

     As corporations move to develop and expand internal Intranet systems, Prosoft believes it will be positioned to deliver a wide range of Intranet training classes, ranging from Internet Information Servers to Web Page development and maintenance, as well as a host of other courses necessary for an organization to maximize the utility of Intranet systems. Prosoft believes that company-developed Intranets will become indispensable tools in the workplace and intends to position itself to take advantage of this growing market.

Competition

     Historically, few computer-training companies offered the breadth and depth of Internet and Intranet courses that Prosoft offered, or taught such courses in centers located across the country. However, as the Internet and company-developed Intranets have continued to grow in popularity and become mandatory productivity tools in the workplace, several existing training companies have increased their focus on Internet/Intranet training. In addition, other large computer software and reseller companies with even greater financial resources have and may continue to enter the market and begin providing Internet training.

     Although studies by the American Society for Training and Development and the International Technology Training Association consistently demonstrate that hands-on, instructor led training is the most effective manner in which to learn and master technology-oriented subject matter, most Internet users in the U.S. have not had access to this type of training. Historically, most Internet instruction was delivered seminar-style in hotel auditoriums or similar venues using passive training techniques such as slides, multimedia presentations or perhaps an overhead of an instructor's computer in action. There are now several national and regionally based Internet/Intranet training companies that have direct, high speed access to the Internet and offer hands-on, instructor-led training. These include Learning Tree, New Horizons, Productivity Point, Executrain, Global Knowledge Network and Wave Technologies.

Seasonality

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

Proprietary Rights

     Most of Prosoft's Internet courseware is protected by copyright laws. The Company has also filed for trademark registration for certain of its products, tags lines and feature names. The Company will continue to seek copyright registration on certain newly developed courseware products and on operating software products that relate to the delivery of Internet and Intranet training.

Government Regulation

     The Company is subject to extensive state and federal regulations with respect to its vocational training. As a vocational, non-degree-granting school, the Company is governed by the State of California Council for Private Postsecondary and Vocational Education. In addition to commercial business, the Company also actively seeks vocational retraining funding as a vendor under the JTPA.

     Federal job re-training programs under the JTPA pay Prosoft, on average, a grant of approximately $10,000 for each qualifying student for 22 to 37 weeks of intensive advanced Microsoft-based Internet technology training. If a student leaves a JTPA program before the completion of the course, Prosoft is paid a pro rata portion of the grant. The Company has been successful in attracting and re-training displaced defense and aerospace workers to become Microsoft Certified Professionals. As discussed above, those MCPs who Prosoft deems to meet the Company's high standards are then offered positions as instructors to deliver Internet and Intranet training in Prosoft Training Centers.

     Because the JTPA imposes new regulations annually and because the DOL has not fully developed administrative interpretations of such new regulations, there exists some uncertainty concerning the application of the evolving rules. New or revised interpretations of such requirements could have a material adverse effect on the Company's vocational training business. In addition, changes in and new interpretations of the applicable laws, rules or regulations could have a material adverse effect on Prosoft's accreditation, authorization to operate, permissible activities and cost of doing business in various states. The failure to maintain or renew any required approval, accreditation or state authorization by Prosoft could have a material adverse effect on the Company's vocational training business.

    During fiscal 1997, the vocational training business accounted for approximately 21% of the Company's total revenues. The majority of this revenue was from three Southern California governmental agencies. Each of these agencies provided JTPA vocational training funds for students in the Company's Training Centers. Although a portion of the Company's revenues to date have been generated from JTPA vocational training and these three agencies, the Company expects an increasing amount of its revenues in the future will come from Internet/Intranet training, and its dependence on these agencies and its exposure to state and federal regulations referred to above will continue to diminish.

Employees

     As of September 30, 1997, Prosoft had 198 full-time employees. The current employees have considerable experience in all areas of vocational and commercial advanced technology school management, education and training.

Item 2. Properties

     As of September 30, 1997, the Company had entered into leases for commercial space in the following locations:




Location                  Square Footage  Monthly Lease    Rent Expiration
--------------------------------------------------------------------------
Carson, CA*                     6,893         $ 8,616       December 1999
North Hollywood, CA*            3,000         $ 3,000       April 1999
Santa Ana, CA*                 22,813         $23,953       September 1999
Jacksonville, FL*               6,191         $ 6,325       January 2000
Atlanta, GA*                    3,127         $ 3,648       December 2001
New York, NY*                   5,558         $ 7,410       August 1999
Austin, TX                      2,746         $ 4,342       April 1998
Dallas, TX*                     5,022         $ 8,082       January 2002
Salt Lake City, UT              8,443         $ 9,322       March 2000
Vienna, VA*                     3,497         $ 5,732       November 2001
Bellevue, WA*                   3,550         $ 5,547       November 2001
--------------------
*  Open Training Center


     In addition, Prosoft has entered into the Affiliate Program with several independent training, consulting, distribution and/or reseller companies under which the affiliates provide space to Prosoft for its Training Centers. Prosoft's use of such affiliates' space is not subject to a lease or sublease arrangement, but rather is set forth in an agreement under which Prosoft is given use of such affiliates' facilities at certain times for the providing of Internet/Intranet training in exchange for the payment of commissions or royalties to such affiliates. The lease or rental agreements reside with the affiliate and Prosoft has no fixed obligation or liability for this rent. Prosoft is obligated to pay such affiliates a royalty of 5% that is directly tied to the training revenues generated at such affiliates' sites. In addition, the Company is responsible for all necessary tenant improvements relating to the Training Centers made at the affiliates' locations, which can range anywhere from $5,000 to $50,000 per site. As of September 30, 1997, the Company operated 26 Training Centers under this type of arrangement in the following locations:


Bloomington, MN           Indianapolis, IN           San Diego, CA
Boston, MA                Irving, TX                 San Jose, CA
Brentwood, TN             Largo, FL                  South Plainfield, NJ
Charlotte, NC             Miami, FL                  Springfield, IL
Chicago, IL               Overland Park, KS          Springfield, PA
Deerfield Beach, FL       Owings Mills, MD           St. Louis, MO
Denver, CO                Philadelphia, PA           Tulsa, OK
Greenville, SC            Richardson, TX             Waltham, MA
Houston, TX               Salt Lake City, UT


Item 3. Legal Proceedings

On January 22, 1997, PAL Employer Services ("PAL") filed a complaint against the Company in the Superior Court of the State of California, County of Orange. The complaint is based upon allegations that the Company breached a contract, which supposedly entitled PAL to convert a promissory note into 50,000 shares of the Company's common stock. PAL has also alleged that the Company improperly terminated a separate contract with PAL, thereby entitling PAL to a termination penalty of $30,000. Discovery is ongoing and trial is presently set to commence on January 26, 1998. Among other things, the Company believes that no binding and enforceable contract on the terms alleged by PAL exists between the parties.

Although there can be no assurances as to the ultimate outcome of this matter, based upon currently available information, including the deposition testimony taken thus far, the Company does not presently anticipate that the resolution of this action will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to Vote of Security Holders

       None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     The Company's Common Stock currently trades on the NASDAQ SmallCap Market, under the trading symbol of "POSO." Prior to December 6, 1996, the Company's Common Stock traded on the National Association of Security Dealers Over-the-Counter (OTC) Market Bulletin Board. For the period prior to December 6, 1996, the following table sets forth the high and low bid quotation for the Common Stock as reported by various Bulletin Board market makers. For the period on or after December 6, 1996, the following table sets forth the price range of high and low last sales price per share for the Common Stock as reported by NASDAQ. There were no trades of the Company's Common Stock between August 1, 1995 and April 1, 1996, therefore the following table does not reflect the bid price per share during the quarters ending prior to April 1, 1996.


                         Quarter                        Low         High
                         -------                        ---         ----
          May 1, 1997--July 31, 1997                   $6.25       $10.75
          February 1, 1997--April 30, 1997            $11.00       $18.00
          November 1, 1996--January 31, 1997          $16.38       $20.00
          August 1, 1996--October 31, 1996            $18.00       $20.00
          May 1, 1996--July 31, 1996                  $15.00       $19.00
          February 1, 1996--April 30, 1996             $6.00       $15.00



  On October 15, 1997, the Company had approximately 350 stockholders of record.

     To date, no dividends have been declared or paid on any capital stock of the Company, and the Company does not anticipate paying any dividends in the foreseeable future.

Item 6. Selected Financial Data

                                                       Company                Company              Proprietorship
                                                       -------                -------              --------------
                                                      Fiscal Year         December 8, 1995          February 1, 1995
                                                         Ended                    to             (date of inception) to
                                                    July 31, 1997          July 31, 1996           December 31, 1995
                                                  ----------------      ------------------        -------------------
Consolidated Statement of Operations
Data:

Revenue....................................           $  3,483,140             $   907,772                  $  77,477
Cost of services...........................             10,197,373                 698,725                     60,526
                                                      ------------             -----------                  ---------
Gross profit (loss)........................             (6,714,233)                209,047                     16,951
Operating expenses:
 Sales and marketing.......................              4,918,942                 426,221                     44,769
 General and administrative................              9,215,521               2,788,188                    556,382
                                                      ------------             -----------                  ---------
Loss from operations.......................            (20,848,696)             (3,005,362)                  (584,200)
Interest income (expense)..................                201,423                 (67,961)                   (20,126)
                                                      ------------             -----------                  ---------
Loss before provision for taxes............            (20,647,273)             (3,073,323)                  (604,326)
Provision for state franchise tax..........                  4,000                     800                         --
                                                      ------------             -----------                  ---------
Net loss...................................           $(20,651,273)            $(3,074,123)                 $(604,326)
                                                      ============             ===========                  =========
Net loss per share.........................                 $(2.48)                 $(0.61)
                                                      ============             ===========
Shares used in computing net loss
 per share.................................              8,312,911               5,011,781
                                                      ============             ===========


                                                                  At                      At                        At
                                                               July 31,                July 31,                December 31,
                                                                 1997                   1996                      1995
                                                           ----------------      ------------------        -------------------
Consolidated Balance Sheet Data:
Working capital (deficiency).......................             $9,520,217              $6,764,828                  $(561,885)
Total assets.......................................             20,784,177               8,997,490                    765,990
Capital lease obligations, net of current portion..              1,519,965                 437,532                    308,671
Stockholders' equity (owner's deficit).............             13,039,562               7,694,729                   (194,473)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto found elsewhere herein. It includes certain forward-looking statements. Actual results could differ materially from those reflected by the forward-looking statements and a number of factors may affect future results, liquidity and capital resources. These factors include softness in the general economic environment, the Company's extremely limited operating history and expectation of continuing significant losses, uncertainty of rapidly evolving market, future capital requirements and uncertainty of future funding, the need to respond to rapid technological change and a highly competitive market. Although the Company believes it has the business strategy and resources needed for improved operations, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during the 1998 fiscal year.

 In March 1996, the Company and Old ProSoft completed a reorganization pursuant to an Agreement and Plan of Reorganization whereby Old ProSoft became a wholly owned subsidiary of the Company. Although the Company survived as the parent of Old ProSoft, the transaction was accounted for such that the financial statements for the Company following the transaction are the financial statements of Old ProSoft, with the additional shares held by the Company's prior shareholders reflected as a recapitalization of Old ProSoft. The assets and operating results of the Company separate from Old ProSoft are not material and separate financial statements of the Company prior to the transaction are not presented herein. The financial statements of the Proprietorship, which operated the business from its inception in February 1995 until it was acquired by Old ProSoft January 1, 1996, are included herein.

Development of Business

     Prosoft, and prior to that, the Proprietorship, has delivered training in the vocational and advanced technical education business since February 1995. Initially, a majority of time and resources were spent in the development of government funded, JTPA vocational business and qualifying as a recipient of JTPA funds. Resources were also spent training and developing the initial staff of Microsoft Certified Engineers, Developers and Trainers and in securing and maintaining its status as a Microsoft ATEC. Vocational training sales commenced on a limited basis at the end of 1995.

     Upon completion of a private placement of stock in February 1996, the Company had the resources to expand its vocational training capacity in March through May of 1996. As the Company began to graduate MCSEs, MCSDs and MCPs, it was able to retain several of these graduates as instructors to accommodate the expanding vocational business.

     Concurrent with the expansion of the government-funded vocational business, the Company embarked on a strategy to build a nationwide network of Training Centers. As of September 30, 1997, the Company had opened 35 Training Centers located in 22 states. The Company is also in preliminary negotiations for approximately four additional sites around the country. To support this expansion strategy, the Company significantly increased its accounting, operational, administrative, marketing, sales, courseware development, instructor development, instructor, information systems and technology staffing.

Results of Operations

   Twelve Months Ended July 31, 1997 Compared to Eight Months Ended
July 31, 1996

      Revenues. Revenues for the twelve-month period ended July 31, 1997 were $3,483,140, compared with $907,772 for the eight-month period ended July 31, 1996. The increase in revenues is attributable to the increase in the number of students taking classes from the Company. This is a direct result of the expansion of the Company from six locations on July 31, 1996 to 34 locations on July 31, 1997.

     Cost of Services. The Company's cost of services includes the costs associated with course instructors, content developers, course materials and equipment and classroom facilities. Cost of services for the twelve-month period ended July 31, 1997 were $10,197,373 compared with $698,725 for the eight-month period ended July 31, 1996. This increase is primarily the result of an increased number of course events, a larger course library, and an increase in the number of and training of instructors and content developers in the twelve-month period ended July 31, 1997 compared to the corresponding period of the prior year.

     Sales and Marketing. Sales and marketing expense consists of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expense for the twelve-month period ended July 31, 1997 were $4,918,942, compared with $426,221 for the eight-month period ended July 31, 1996. The increase in sales and marketing expense is due to an increase in marketing intended to reach a broader range of potential customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles.

     General and Administrative. General and administrative expenses for the twelve-month period ended July 31, 1997 were $9,215,521, compared to $2,788,188 for the eight-month period ended July 31, 1996. This increase is primarily due to the continued buildup of the administrative staffing needed to support the expansion of sites and the growth in sales.

     Interest. Net interest income for the twelve-month period ended July 31, 1997 was $201,423, compared to net interest expense of $67,961 for the eight-month period ended July 31, 1996. Interest expense, which consists principally of interest paid on capital leases, increased for the twelve-month period ended July 31, 1997 due to an increase in the amount of equipment financed under capital leases. However, this increase was more than offset by interest earned from higher cash balances generated by the proceeds from private placements completed in late 1996 and early 1997.

     Net Loss. Net loss for the twelve-month period ended July 31, 1997 was $20,651,273, compared to $3,074,123 for the eight-month period ended July 31, 1996. The increase in net loss resulted from (i) increased staffing, (ii) the opening of new Training Centers without a corresponding increase in revenues,
(iii) the development of new courseware, and (iv) an increase in the Company's sales and marketing efforts.

   December 8, 1995 to July 31, 1996 Compared to February 1, 1995 (date of inception) to December 31, 1995

     Revenues. Revenues for the period from December 8, 1995 to July 31, 1996 were $907,772, compared to $77,477 for the period from February 1, 1995 to December 31, 1995. The increase was principally attributable to an increase in the number of students enrolled in the Company's JTPA vocational training programs. In January 1995, the number of students enrolled was 16 with monthly training revenue of $34,000. By July 1996, student enrollment was up to 102 and monthly training revenue was $213,000.

     Cost of Services. Cost of services for the period ended July 31, 1996 was $698,725, compared to $60,526 for the period ended December 31, 1995. For the period ended July 31, 1996, cost of services primarily consisted of courseware ($244,000), instructor salaries ($177,000) and overhead salaries ($161,000). The increase was principally attributable to an increase in the number of classes being conducted, and the related increase in the number of students attending those classes. The gross margin for the period ended July 31, 1996 was 23%, compared to a gross margin of 22% for the period ended December 31, 1995.

     Sales and Marketing. Sales and marketing expenses for the period ended July 31, 1996 were $426,221, compared to $44,769 for the period ended December 31, 1995. For the period ended July 31, 1996, sales and marketing expenses primarily consisted of promotions ($200,000), advertising ($90,000) and travel ($75,000). The increase in sales and marketing expenses was based on the following: (i) new positioning of the Company in the commercial market of Internet and Intranet training, (ii) establishing a national presence and image,
(iii) opening of a national sales office in Jacksonville Florida, (iv) hiring four regional sales managers, and (v) participating in the Microsoft World Wide Live promotion.

     General and Administrative. General and administrative expenses for the period ended July 31, 1996 were $2,788,188, compared to $556,382 for the period ended December 31, 1995.

For the period ended July 31, 1996, general and administrative expenses primarily consisted of payroll ($1,510,000), depreciation ($257,000) and rent ($206,000). Other than $381,000 of compensation related to stock issued to the founders, these costs are substantially fixed costs. The increase in general and administrative expenses related primarily to expenses incurred in hiring and staffing of additional personnel to support the business expansion.

     Interest Expense. Interest expense for the period ended July 31, 1996 was $67,961, compared to $20,126 for the period ended December 31, 1995. For the period ended July 31, 1996, interest expense consisted solely of interest paid on capital equipment leases. The increase in interest expense was related to the increase in the amount of equipment financed under capital leases.

     Net Loss. Net loss increased for the period ended July 31, 1996 to $3,074,123, compared to $604,326 for the period ended December 31, 1995. The increase in net loss resulted from (i) increased staffing, (ii) the opening of new Training Centers without a corresponding increase in revenues, (iii) the development of new courseware, and (iv) an increase in the Company's sales and marketing efforts.

Liquidity and Capital Resources

     From inception, the Company has financed its operations and met a portion of its capital expenditure requirements primarily through net proceeds from private sales of equity securities. Cash and cash equivalents increased from $6,466,460 at July 31, 1996 to $12,911,684 at July 31, 1997. For the twelve months ending July 31, 1997, operating activities used cash of $17,050,419, primarily due to a net operating loss of $20,848,696.

     From February through April 1997, the Company received gross proceeds of approximately $22 million in a private placement through the sale of 2,081,758 shares of common stock. Net proceeds from that offering, after payment of commissions and finders' fees, was $20,811,332. Additionally, in April 1997, the Company sold 408,164 shares of its common stock to an institutional investor for $5 million. The net proceeds from this offering were $4,700,008.

     During the twelve months ended July 31, 1997, the Company invested $1,214,914 in equipment and leasehold improvements. The Company currently estimates that the cost to open a Training Center is approximately $100,000.

     The Company anticipates that its existing resources will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998, and management believes that other sources of financing are also available, including funding commitments obtained from certain significant shareholders. The Company's long-term capital requirements will depend on numerous factors, including the rate at which new Training Centers are opened, the profitability of existing Training Centers and the acquisition and/or development of additional training tools.

     The Company has incurred losses aggregating approximately $24 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national Training Companies focused on the Internet/Intranet. This strategy consisted of opening 29 additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available anywhere. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

     If revenue continues to grow as demonstrated in the fourth quarter of fiscal 1997, the Company expects to reach quarterly profitability in fiscal year 1998, based on existing resources. However, no assurances can be given that the Company will be successful in realizing these goals. If the Company is unable to increase revenue as anticipated, management will implement a plan to substantially reduce the size of the Company's operations. Such a reduction in operations may reduce the Company's ability to meet expected market demand. The Company's ability to continue as a going concern is dependent upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.

     The above discussion concerning future financing needs, business expansion and factors affecting liquidity are forward-looking statements. Although management believes that these statements are reasonable in view of the facts available to it, there can be no assurance that all of these statements will prove to be accurate.

There are numerous factors, which could have a material impact upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere herein.

Additional Factors That May Affect Results of Operations

Extremely Limited Operating History and Expectation of Continuing Significant Losses

     The Company has an extremely limited operating history, which makes it difficult to predict future operating results. Although the Company was formed in 1985, from its incorporation until its acquisition of Old ProSoft in March 1996, it had no significant operations. The business of the Company was only begun in February 1995 where it was run as the Proprietorship until its acquisition by Old ProSoft in January 1996. The first Training Center was not opened until late 1995. As a result, there is little financial information concerning the business of the Company of the type commonly used by investors to evaluate a potential investment. In addition, certain aspects of the Company's business are relatively new and have not yet been fully tested in the marketplace. The Company incurred a net loss of $3,074,123 from December 8, 1995 through July 31, 1996. For the twelve months ended July 31, 1997, the Company incurred a net loss of $20,651,273 and expects to continue to incur losses on a quarterly basis through at least the second quarter of fiscal 1998. The Company's ability to generate significant revenues in the future is subject to uncertainty, particularly with respect to the Internet/Intranet training on which it focuses. There can be no assurances that the Company will be able to address any of those challenges, that its activities will be successful or that projected earnings will result from these activities.

Uncertainty of Rapidly Evolving Market

     The market for Internet/Intranet products and services has only recently begun to develop and is rapidly evolving. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early stage of development, particularly companies in the new and rapidly evolving Internet market. In order to be successful, the Company must, among other things, continue to attract, retain and motivate qualified training personnel, successfully implement its Internet/Intranet training programs, open new Training Centers as the market demands, respond to competitive developments and successfully develop its internal infrastructure, particularly sales, marketing and administrative personnel and its accounting system. Moreover, due to the intense competition in the emerging markets addressed by the Company, the Company must seek to grow its business rapidly, which increases the challenges facing the Company, making it more difficult for the Company to recover from business errors.

Future Capital Requirements and Uncertainty of Future Funding

     Since inception, the Company has been dependent on outside financing to fund its growth. The Company raised approximately $35 million from the private placement of Common Stock since inception. The Company anticipates that the proceeds from these offerings and cash flows from operations will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998. However, the Company's long-term capital requirements will be dependent on numerous factors, including the rate at which new Training Centers are opened, the profitability of existing Training Centers and the acquisition and/or development of additional training tools. See "Liquidity and Capital Resources."


Need to Respond to Rapid Technological Change

The market for the Company's products and services is characterized by rapid technological change; changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of the Internet market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in significant part on its ability to continually and on a timely basis introduce new products, services and technologies and to continue to improve the Company's products and services in response to both evolving demands of the marketplace and competitive product offerings.

Highly Competitive Market

     The higher education market is highly competitive. The Company is subject to intense competition from a large number of public and private companies providing training, many of which are older, larger and have greater financial and personnel resources than the Company. In addition, the market for Internet products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with competing products and services. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

Item 8. Financial Statements and Supplementary Data

                Prosoft I-Net Solutions, Inc. and Predecessor

 Index to Consolidated Financial Statements and Schedules

                                            Contents
Reports of Independent Auditors
     Ernst & Young LLP........................................................................ 23
     Kelly & Company.......................................................................... 24

Financial Statements of Prosoft I-Net Solutions, Inc. and Predecessor
     Consolidated Balance Sheets at July 31, 1997 and 1996.................................... 25
     Consolidated Statements of Operations for the year ended July 31, 1997 and for the periods ended July 31, 1996 and December 31, 1995........................... 26
     Consolidated Statements of Stockholders' Equity for the year ended July 31, 1997 and for the periods ended July 31, 1996 and December 31, 1995........................... 27
     Consolidated Statements of Cash Flows for the year ended July 31, 1997 and for the periods ended July 31, 1996 and December 31, 1995........................... 28
     Notes to Consolidated Financial Statements............................................... 29

Schedules

     The schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        Report of Independent Auditors


The Board of Directors and Stockholders
Prosoft I-Net Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Prosoft I-Net Solutions, Inc. (formerly known as ProSoft Development, Inc.) as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended July 31, 1997 and the period from December 8, 1995 (date of incorporation) to July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prosoft I-Net Solutions, Inc. at July 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the year ended July 31 1997 and the period from December 8, 1995 (date of incorporation) to July 31, 1996, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

Orange County, California
October 24, 1997

                        Report of Independent Auditors


To the Owner
Professional Development Institute (a Sole Proprietorship)

We have audited the accompanying balance sheet of Professional Development Institute (a Sole Proprietorship) as of December 31, 1995, and the related statements of operations, Owner's deficit and cash flows for the period February 1, 1995 (date of inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Development Institute (a Sole Proprietorship) as of December 31, 1995, and the results of its operations and its cash flows for the period February 1, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.

                                            KELLY & COMPANY

Newport Beach, California
March 8, 1996

                 Prosoft I-Net Solutions, Inc. and Subsidiary

                          Consolidated Balance Sheets

                                                                     July 31,
                                                           ---------------------------
                                                               1997            1996
                                                           ------------    -----------
Assets
Current assets:
  Cash and cash equivalents                                $ 12,911,684    $ 6,466,460
  Tuition and accounts receivable, less allowances
    of $506,182 at July 31, 1997                              1,646,765        766,405
  Notes receivable from officers/shareholders                   308,370         85,600
  Prepaid expenses and other current assets                     878,048        311,592
                                                           ------------    -----------
Total current assets                                         15,744,867      7,630,057

Property and equipment:
  Computer equipment and software                             5,489,035      1,494,677
  Office equipment, furniture and fixtures                    1,030,460        118,211
                                                           ------------    -----------
                                                              6,519,495      1,612,888
  Less accumulated depreciation                               1,480,185        245,455
                                                           ------------    -----------
                                                              5,039,310      1,367,433
                                                           ------------    -----------
Total assets                                               $ 20,784,177    $ 8,997,490
                                                           ============    ===========

Liabilities and stockholders' equity
Current liabilities:
  Notes payable                                            $         --    $    61,832
  Accounts payable                                            1,817,314         25,164
  Accrued payroll and related expenses                          924,781         88,474
  Payable to underwriters                                     1,454,375        338,250
  Deferred revenue                                               67,959             --
  Current portion of capital lease obligations                1,960,221        351,509
                                                           ------------    -----------
Total current liabilities                                     6,224,650        865,229

Obligations under capital leases, net of current portion      1,519,965        437,532

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares -- 50,000,000
    Issued and outstanding shares -- 10,119,651 and
      7,336,404 shares at July 31, 1997 and 1996,
      respectively                                               10,120          7,336
  Additional capital                                         36,764,338     10,771,016
  Note receivable from stockholder                               (9,500)        (9,500)
  Deficit                                                   (23,725,396)    (3,074,123)
                                                           ------------    -----------
Total stockholders' equity                                   13,039,562      7,694,729
                                                           ------------    -----------
Total liabilities and stockholders' equity                 $ 20,784,177    $ 8,997,490
                                                           ============    ===========

See accompanying notes.

                 Prosoft I-Net Solutions, Inc. and Predecessor
                     Consolidated Statements of Operations


                                                               Company                                Predecessor Entity
                                               -----------------------------------------------        ------------------
                                                                              Period from                 Period from
                                                                            December 8, 1995            February 1, 1995
                                                                                (date of               (date of inception)
                                               Year ended July 31,          Incorporation) to            to December 31,
                                                      1997                    July 31, 1996                   1995
                                               -------------------          -----------------          -------------------
Revenue                                               $  3,483,140                $   907,772                    $  77,477

Costs and expenses:
  Cost of services                                      10,197,373                    698,725                       60,526
  Sales and marketing                                    4,918,942                    426,221                       44,769
  General and administrative                             9,215,521                  2,788,188                      556,382
                                               -------------------          -----------------          -------------------
Total costs and expenses                                24,331,836                  3,913,134                      661,677
                                               -------------------          -----------------          -------------------

Loss from operations                                   (20,848,696)                (3,005,362)                    (584,200)

Interest income (expense)                                  201,423                    (67,961)                     (20,126)
                                               -------------------          -----------------          -------------------
Loss before provision for income taxes                 (20,647,273)               $(3,073,323)                   $(604,326)
Provision for state franchise tax                            4,000                        800                            _
                                               -------------------          -----------------          -------------------
Net loss                                           $   (20,651,273)               $(3,074,123)                   $(604,326)
                                               ===================          =================           ==================
Net loss per share                                 $         (2.48)               $      (.61)
                                               ===================          =================
Shares used in computing net loss per share              8,312,911                  5,011,781
                                               ===================          =================


See accompanying notes.

                Prosoft I-Net Solutions, Inc. and Predecessor
               Consolidated Statements of Stockholders' Equity


                                                                                                             Prosoft I-Net
                                                                                                            Solutions, Inc.
                                                Predecessor          Pro-Soft Development Corp.         ----------------------
                                                  entity                    Common Stock                     Common Stock
                                                -----------         ----------------------------        ----------------------
                                                  Owner's
                                                  deficit              Shares           Amount            Shares       Amount
                                                -----------          ----------        ---------        ----------   ---------

Capital contributions to sole
 proprietorship                                 $   409,853                  --         $     --                --     $    --
Net loss                                           (604,326)                 --               --                --          --
                                                -----------          ----------        ---------        ----------   ---------
Balance at December 31, 1995                       (194,473)                 --               --                --          --

Contribution of net assets of
  Predecessor to Pro-Soft Development Corp. in
  exchange for common stock                         194,473           1,000,000            1,000                --          --
Issuance of common stock for
  cash, note and services                                --           3,576,250            3,576                --          --
Conversion of accounts payable to
  common stock                                           --             150,000              150                --          --
Shares outstanding prior to
  reorganization                                         --                  --               --           480,060         480
Acquisition of Pro-Soft
  Development Corp. by the Company                       --          (4,726,250)          (4,726)        4,726,250       4,726
Issuance of common stock for
  cash, net of issuance costs of
  $338,000                                               --                  --               --         1,169,462       1,169
Exercise of warrants                                     --                  --               --           960,632         961
Net loss                                                 --                  --               --                --          --
                                                -----------          ----------        ---------        ----------   ---------
Balance at July 31, 1996                                 --                  --               --         7,336,404       7,336
                                                -----------          ----------        ---------        ----------   ---------
Issuance of common stock for
  cash, net of issuance costs of
  $1,628,375                                             --                  --               --         2,502,922       2,503
Exercise of warrants                                     --                  --               --           111,807         112
Exercise of stock options                                --                  --               --           168,518         169
Net loss                                                 --                  --               --                --          --
                                                -----------          ----------        ---------        ----------   ---------
Balance at July 31, 1997                        $        --                  --         $     --        10,119,651     $10,120
                                                ===========          ==========        =========        ==========   =========


                                                                            Prosoft I-Net Solutions, Inc.
                                                    ------------------------------------------------------------------------------
                                                                                  Note
                                                                               Receivable
                                                     Additional                   from
                                                       capital                 stockholder              Deficit          Total
                                                    ------------              -------------         ------------       -----------
Capital contributions to sole
 proprietorship                                     $         --              $          --            $      --       $         --
Net loss                                                      --                         --                   --                 --
                                                    ------------              -------------         ------------        -----------
Balance at December 31, 1995                                  --                         --                   --                 --

Contribution of net assets of
  Predecessor to Pro-Soft Development Corp. in
  exchange for common stock                             (195,473)                        --                   --           (195,473)
Issuance of common stock for
  cash, note and services                              1,380,174                     (9,500)                  --          1,374,250
Conversion of accounts payable to
  common stock                                            37,350                         --                   --             37,500
Shares outstanding prior to
  reorganization                                            (455)                        --                   --                 25
Acquisition of Pro-Soft
  Development Corp. by the Company                            --                         --                   --                 --
Issuance of common stock for
  cash, net of issuance costs of
  $338,000                                             8,307,221                         --                   --          8,308,390
Exercise of warrants                                   1,242,199                         --                   --          1,243,760
Net loss                                                      --                         --           (3,074,123)        (3,074,123)
                                                    ------------              -------------         ------------        -----------
Balance at July 31, 1996                              10,771,016                     (9,500)          (3,074,123)         7,694,729
                                                    ------------              -------------         ------------        -----------

Issuance of common stock for
  cash, net of issuance costs of
  $1,628,375                                          25,669,052                         --                   --         25,671,555
Exercise of warrants                                     140,325                         --                   --            140,437
Exercise of stock options                                183,945                         --                   --            184,114
Net loss                                                      --                         --          (20,651,273)       (20,651,273)
                                                    ------------              -------------         ------------        -----------
Balance at July 31, 1997                             $36,764,338                    $(9,500)        $(23,725,396)       $13,039,562
                                                    ============              =============         ============        ===========

See accompanying notes.

                 Prosoft I-Net Solutions, Inc. and Predecessor
                     Consolidated Statements of Cash Flows


                                                                            Company                         Predecessor entity
                                                          ------------------------------------------       ----------------------
                                                                                    Period from
                                                                                     December 8,
                                                                                        1995                   Period from
                                                                                      (date of               February 1, 1995
                                                                Year ended          incorporation)         (date of inception) to
                                                              July 31, 1997       to July 31, 1996           December 31, 1995
                                                          ------------------    --------------------       ----------------------
Operating activities
Net loss                                                        $(20,651,273)            $(3,074,123)                   $(604,326)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation and amortization                                    1,235,129                 257,454                       40,441
  Compensation and operating expenses paid in
    common stock                                                          --                 397,250                           --
  Change in operating assets and liabilities:
    Tuition and accounts receivable                                 (880,360)               (766,405)                     (89,487)
    Prepaid expenses and other current assets                       (566,456)               (311,592)                     (28,200)
    Accounts payable and payable to underwriter                    2,908,275                 363,414                      293,305
    Accrued liabilities                                              836,307                  88,474                       16,811
    Deferred revenue                                                  67,959                      --                       38,744
    Other                                                                 --                   2,200                           --
                                                          ------------------    --------------------       ----------------------
Net cash used in operating activities                            (17,050,419)             (3,043,328)                    (332,712)

Investing activities
Acquisition of Predecessor, net of cash acquired                          --                (194,893)                          --
Acquisition of Tel-Fed, Inc., net of cash acquired                        --                    (560)                          --
Purchases of property and equipment                               (1,214,914)               (570,838)                          --
Purchases of licenses                                                     --                      --                      (52,450)
Notes receivable from officers/shareholders                         (222,770)                (85,600)                          --
                                                          ------------------    --------------------       ----------------------
Net cash used in investing activities                             (1,437,684)               (851,891)                     (52,450)

Financing activities
Capital contributions                                                     --                      --                      409,853
Issuances of common stock                                         25,996,106              10,528,575                           --
Principal payments on debt and capital leases                     (1,062,779)               (228,728)                     (24,271)
Proceeds from notes payable                                               --                  61,832                           --
                                                          ------------------    --------------------       ----------------------
Net cash provided by financing activities                         24,933,327              10,361,679                      385,582
                                                          ------------------    --------------------       ----------------------
Increase in cash and cash equivalents                              6,445,224               6,466,460                          420
Cash and cash equivalents at beginning of period                   6,466,460                      --                           --
                                                          ------------------    --------------------       ----------------------
Cash and cash equivalents at end of period                       $12,911,684              $6,466,460                 $        420
                                                          ==================    ====================       ======================
Supplementary disclosure of cash paid during the
  period for:
Interest                                                         $   171,349          $       84,772                 $      3,315
                                                          ==================    ====================       ======================
Income taxes                                                     $     4,000          $           --                 $         --
                                                          ==================    ====================       ======================

Supplementary disclosure of non-cash financing
  activities:
Accounts payable converted to common stock                       $       --           $       37,500                 $         --
                                                          ==================    ====================       ======================
Equipment acquired under capital leases                          $ 3,691,693          $      393,460                 $    635,874
                                                          ==================    ====================       ======================


                Prosoft I-Net Solutions, Inc. and Predecessor
                  Notes to Consolidated Financial Statements
                                July 31, 1997

1. Significant Accounting Policies

Company Background

     Prosoft I-Net Solutions, Inc. (Prosoft or the Company) is a Nevada corporation (previously named Tel-Fed, Inc. and ProSoft Development, Inc.) that is engaged in the business of training individuals in small, medium and large organizations in Internet and Intranet technologies, with a current emphasis on Microsoft and Netscape Internet/Intranet products and solutions. Such training is accomplished at Company classrooms with Company instructors, at client sites with Company instructors and through the sale and licensing of the Company's courseware.

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

     The Company anticipates that its existing resources will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998, and management believes that other sources of financing are also available, including funding commitments obtained from certain significant shareholders. The Company's long-term capital requirements will depend on numerous factors, including the rate at which new Training Centers are opened, the profitability of existing Training Centers and the acquisition and/or development of additional training tools.

     The Company has incurred losses aggregating approximately $24 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national Training Companies focused on the Internet/Intranet. This strategy consisted of opening 29 additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available anywhere. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

     If revenue continues to grow as demonstrated in the fourth quarter of fiscal 1997, the Company expects to reach quarterly profitability in fiscal year 1998, based on existing resources. However, no assurances can be given that the Company will be successful in realizing these goals. If the Company is unable to increase revenue as anticipated, management will implement a plan to substantially reduce the size of the Company's operations. Such a reduction in operations may reduce the Company's ability to meet expected market demand. The Company's ability to continue as a going concern is dependent upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.

Basis of Consolidation

     The financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Business and Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such investments may be uninsured or in excess of the FDIC insurance limit. Concentrations of credit risk with respect to account receivable are limited due the number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic regions. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

     Revenue from three southern California governmental agencies aggregated 8%, 4%, and 3% of revenue, respectively, in 1997; 34%, 27% and 21% of revenue, respectively, in 1996, and revenue from two southern California governmental agencies in 1995 aggregated 57% and 39% of revenue, respectively.

Advertising Costs

     The Company expenses the costs of advertising as incurred. Advertising expenses aggregated $805,301 in 1997, $90,000 in 1996, and were not significant in 1995.

Taxes Based on Income

     Deferred taxes are provided for items recognized in different periods for financial and tax reporting purposes in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.

Net Loss Per Share

     Net loss per share is computed using the weighted average number of common shares outstanding during the period presented.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. The statement simplifies the standards for computing earnings per share ("EPS"), and requires the presentation of both basic and diluted EPS on the face of the statement of earnings with supplementary disclosures. SFAS 128 will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will adopt SFAS 128 in the second quarter of fiscal 1998 and does not expect the impact on the calculation of primary earnings (loss) per share and fully diluted earnings (loss) per share to be material.

Long-Lived Assets

     In 1996, the Company adopted SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations or are expected to be disposed of, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of the assets. There were no impairment losses recorded in fiscal 1997 or 1996 as the result of adopting SFAS 121.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the lesser of the estimated useful lives of the related assets or the lease term. The estimated useful lives range from two to seven years. Depreciation expense includes amortization of assets recorded under capital leases.

Stock Options

     In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. As permitted by SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"), in accounting for stock-based awards to employees, and has made pro forma disclosures required by SFAS
123. Under APB 25, the Company has generally recognized no compensation expense with respect to such awards.

Recognition of Revenue and Costs

     Tuition revenue is recognized ratably as earned over course term. Amounts charged customers are deferred until earned. Vocational training courses generally range from 20 to 37 weeks while Internet training courses range from one to five days. Costs of providing services to students are charged to expense as incurred. Cost of developing courses is expensed as incurred. Revenues from the sale of courseware are recognized when courseware is shipped to customers.

     The Company provides an estimated allowance for doubtful accounts and for estimated returns of courseware materials. The allowance for estimated returns of courseware materials is established at the time of sale and is based on management's estimates. The allowances for doubtful accounts and for returns are shown as a reduction of receivables in the accompanying consolidated balance sheet and amounted to $131,182 and $375,000, respectively, at July 31, 1997.

Tuition Receivable

     At various times, the Company will have unbilled receivables for tuition earned prior to, or in excess of, billings under the terms of various contracts with paying agencies. Tuition receivable, which is included in Tuition and accounts receivable, consists of the following:

                                    July 31, 1997    July 31, 1996
            Billed tuition            $1,218,787        $542,054
            Unbilled tuition             104,110         224,351
                                      ----------        --------
                                      $1,322,897        $766,405
                                      ==========        ========

Recently Issued Pronouncements

      In June 1997, the FASB issued SFAS 130, Reporting Comprehensive
Income. The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 will be effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 during the first quarter of fiscal year 1999, and does not expect the impact to be material.

     In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information. The Statement requires public business enterprises to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS 131 will be effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in its fiscal year 1999.

2. Stockholders' Equity

Formation of Pro-Soft Development Corp.

     Upon the formation of Pro-Soft Development Corp. two of the founders acquired an aggregate of 2,000,000 shares of common stock in exchange for $19,000. For financial statement purposes, these shares were valued at $.20 per share and compensation expense of $381,000 was recorded to reflect the difference between the amount paid and the deemed fair market value of the shares issued.

Stock Options

     The Company's stock option plan provides for the granting of options to purchase shares of the Company's common stock, to employees, officers, consultants, and directors. The plan includes nonstatutory options and incentive stock options. Options generally vest over three to four years and expire no later than ten years after the date of grant.

     The plan, as amended by the Company's Board of Directors, allows for the issuance of up to 2,250,000 shares of common stock. At July 31, 1997, options to purchase 1,360,919 shares of common stock at exercise prices ranging from $3.50 to $20 per share were outstanding. At July 31, 1997, 687,386 of the options issued under the plan were exercisable. Options may be granted subject to approval by the Company's Board of Directors and Shareholders.

     As a result of the reorganization, nonstatutory stock options to purchase 1,042,500 shares of common stock of Pro-Soft Development Corp. were converted into options to purchase 1,042,500 shares of the Company's common stock at an exercise price of $1.00 per share. At July 31, 1997, 799,900 of these options remained outstanding and are exercisable.

     Information relating to the outstanding stock options is as follows:

                                                      Shares        Price
                                                      ------        -----
Outstanding at December 8, 1995, (Incorporation)
       Options granted                                697,500    $3.50-$20.00
       Conversion of Pro-Soft Development Corp.
         options                                    1,042,500        $1.00
       Options exercised                                 --
       Options cancelled                              (46,250)       $1.00
                                                    ---------
Outstanding at July 31, 1996                        1,693,750    $1.00-$20.00
       Options granted                                752,500    $6.75-$18.00
       Options exercised                             (168,518)    $1.00-$5.00
       Options cancelled                             (116,913)   $1.00-$18.00
                                                    ---------
Outstanding at July 31, 1997                        2,160,819    $1.00-$20.00
                                                    =========

     The following table summarizes information concerning options outstanding and exercisable as of July 31, 1997:

                                   Options Outstanding                      Options Exercisable
                     -----------------------------------------------   ----------------------------
                                  Weighted Average      Weighted                       Weighted
Range of Exercise                    Remaining           Average                        Average
     Prices            Number     Contractual Life    Exercise Price      Number     Exercise Price
-----------------    ---------    ----------------    --------------    ---------    --------------
   $1.00-$3.50         832,400          1.10              $1.10           817,400        $1.05
   $5.00-$7.12         763,601          3.42               5.51           473,277         5.03
   $9.5-$11.00         534,818          4.28               9.71           189,109         9.76
 $15.00-$20.00          30,000          3.66              19.33             7,500        19.33
                     ---------                                          ---------
                     2,160,819                                          1,487,286
                     =========                                          =========


     Pro forma information regarding net loss and net loss per share is required by SFAS 123 for awards granted after January 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards to employees.

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                             1997            1996
                                         -----------     -----------
      Expected life (years)                  1.00            1.00
      Expected stock price volatility        0.75            0.75
      Risk-free interest rate (percent)      4.85            4.85

    For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended July 31, 1997 and the period ended July 31, 1996 follows:

                                             1997            1996
                                         ------------    -----------
Net loss - actual                        $(20,651,273)   $(3,074,123)
Net loss - pro forma                      (22,453,127)    (3,944,187)

Net loss per share - actual              $      (2.48)   $      (.61)
Net loss per share - pro forma                  (2.70)          (.79)

     Because SFAS 123 is applicable only to options granted subsequent to December 8, 1995, its pro forma effect will not be fully reflected until fiscal 2000. The weighted average fair value of options granted during the year ended July 31, 1997 and the period ended July 31, 1996 was $3.89 and $0.98, respectively.

Warrants

     During 1996, the Company issued warrants to purchase 1,556,461 shares of common stock to purchasers of its common stock and other parties at prices ranging from $1.00 to $11.00 per share. During 1996, warrants for 960,632 shares of common stock were exercised at prices ranging from $1.00 to $5.00, and warrants for 49,882 were redeemed for a nominal amount. During 1997, warrants for 111,807 were exercised at prices ranging from $1.00 to $5.00, and warrants for 2,476 shares expired. At July 31, 1997, warrants for 371,664 shares of common stock, exercisable at $1 to $11 per share and expiring through 2003, remained outstanding.

Common Stock Reserved

     At July 31, 1997, a total of approximately 3,500,000 shares of the Company's common stock were reserved for future exercise of stock options and warrants.

3. Commitments and Contingencies

Commitments

     The Company leases certain facilities as well computers and production equipment under noncancelable lease agreements. The Company's future minimum lease payments under such agreements are as follows:

                                                                           Capital       Operating
                                                                            leases         leases
                                                                          ----------     ----------
1998                                                                      $1,960,221     $1,035,390
1999                                                                       1,520,800      1,110,861
2000                                                                         316,677        625,546
2001                                                                         134,074        390,669
2002                                                                          79,746        174,445
                                                                          ----------     ----------
                                                                           4,011,518     $3,336,911
                                                                                         ==========
Less amounts representing interest                                           531,332
                                                                          ----------
Present value of minimum lease payments                                    3,480,186
Less current portion                                                       1,960,221
                                                                          ----------
Obligations under capital lease, net of current portion                   $1,519,965
                                                                          ==========

     Assets held under capital leases are included in property and equipment and had a total value of $4,934,474 and $1,242,781, respectively, and a net book value of $3,804,667 and $1,043,822, at July 31, 1997 and 1996, respectively.

     Rent expense for the periods ended July 31, 1997 and 1996 and December 31, 1995 totaled $930,675, $166,763, and $20,516, respectively.

Contingencies

     The Company is involved, from time to time, in legal proceedings arising from the ordinary course of its business. In the opinion of management, none of these matters, based on factors currently known to management, is expected to have a material adverse effect on consolidated financial position, results of operations or cash flows of the Company.

4. Employee Benefit Plan

     The Company has adopted a defined contribution plan for the benefit of its employees who have met certain eligibility requirements. The Prosoft 401(k) Plan (the "401(k) Plan") is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 25% of their salary, subject to certain limitations. The Company, at the discretion of the Company's Board of Directors, may make contributions to the 401(k) Plan. The Company has not contributed to the 401(k) Plan.

5. Income Taxes

     The Predecessor's financial statements include no provision for income taxes because, as a proprietorship, the results of operations were reported on the individual income tax return of the owner.

     There was no significant provision for federal or state income taxes for any period as the Company has incurred operating losses and there can be no assurance that the Company will realize the benefit of the resulting net operating loss carryforwards.

     Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. Temporary differences which give rise to deferred tax assets are as follows:

                                          1997        1996
                                       ----------   ---------
Net operating loss carryforwards       $ 8,585,000   $ 995,000
Accrued expenses                           185,000
Allowance for returns and for
 doubtful accounts                         217,000
Other                                       23,000
                                       -----------   ---------
       Total deferred tax assets         9,010,000     995,000

Valuation allowance                     (9,010,000)   (995,000)
                                       -----------   ---------
Net deferred tax assets                $        --  $       --
                                       ===========  ==========

     Due to the uncertainties surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance increased by approximately $8,000,000 during the year ended July 31, 1997 and by approximately $1,000,000 during the period ended July 31, 1996. The increase in the valuation allowance is due to the increase in the net operating loss carry forward.

     At July 31, 1997, the Company has net operating loss carryforwards available to offset future federal and state taxable income of approximately $23,500,000 and $10,900,000, respectively. Such carryforwards expire principally in 2012 and 2002, respectively. Because of the equity transactions completed by the Company in 1996, utilization of certain net operating loss carryforwards for federal income tax reporting purposes created prior to those transactions will be subject to annual limitations under the change in ownership provisions of the Tax Reform Act of 1986.

6. Notes Payable

     At July 31, 1996, notes payable consisted of a $61,832 demand note payable to a shareholder bearing interest at 8%. This note was repaid prior to July 31, 1997.

7. Related Party Transactions

     During 1996 and 1997, the Company made short-term loans and advances to certain officers and shareholders generally bearing interest at 10%. Such advances are generally repayable on demand.


8.  Valuation and qualifying accounts

     The following table summarizes changes in valuation accounts all of which have been deducted from Tuition and accounts receivable in the Company's consolidated balance sheet.

                                         Allowance for      Allowance for
                                       Doubtful Accounts       Returns
                                       -----------------    -------------
Balance, July 31, 1996                      $     --            $     --

Additions charged to expense                 150,000                  --

Additions charged against revenues                --             375,000

Deductions - charge offs                     (18,818)                 --
                                            --------            --------
Balance, July 31, 1997                      $131,182            $375,000
                                            ========            ========

     There was no activity in these accounts prior to July 31, 1996.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31,1997 and is incorporated herein by this reference.


Item 11. Executive Compensation

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31,1997 and is incorporated herein by this reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31,1997 and is incorporated herein by this reference


Item 13. Certain Relationships and Related Transactions

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31,1997 and is incorporated herein by this reference.

                                    PART IV

Item 14.  Exhibits and Financial Statement Schedules and Reports on Form 8-K.

     a.  The following documents are filed as part of this report.
                1.  Consolidated Financial Statements
                    See "Index to Consolidated Financial Statements"- Item 8.
                2.  Exhibits
                    See "Exhibit Index."

     b. Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 1997.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PROSOFT I-NET SOLUTIONS, INC.


                                  /s/ BROOKS A. CORBIN
                                  --------------------------------------
                                       Brooks A. Corbin
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)


Dated: 11-5-97
      ------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                    Capacity                             Date
       ---------                    --------                             ----

/s/ KEITH D. FREADHOFF
-------------------------  Chief Executive Officer and                  11-5-97
   Keith D. Freadhoff      Chairman of the Board (Principal     -------------------------
                           Executive Officer)

/s/ DONALD L. DANKS
-------------------------                                               11-5-97
    Donald L. Danks        Vice Chairman and Director           -------------------------

/s/ JERRELL M. BAIRD
-------------------------                                               11-5-97
    Jerrell M. Baird       President & Chief Operating Officer  -------------------------

 /s/ JOHN R. LINDSEY
-------------------------                                               11-5-97
     John R. Lindsey       Controller (Principal Accounting     -------------------------
                           Officer)
 /s/ ANDREW STALLMAN
-------------------------                                               11-5-97
     Andrew Stallman       Director                             -------------------------

 /s/ JEFFREY G. KORN
-------------------------                                               11-5-97
     Jeffrey G. Korn       Director                             -------------------------

Exhibit Index


Exhibit
  No.                         Description of Exhibits
--------------------------------------------------------------------------------
  2      Agreement and Plan of Reorganization dated March 26, 1996 between the
         Company, Pro-Soft Development Corp. and the shareholders of Pro-Soft
         Development Corp.  Filed as Exhibit 2 to the Company's Registration
         Statement on Form S-1 (No. 333-11247) ("Registration Statement No.
         333-11247") and incorporated herein by reference.

  3.1 Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to Registration Statement No. 333-11247 and incorporated herein by reference.

  3.2    Amended and Restated Bylaws of the Company.  Filed as Exhibit 3.2 to
         Registration Statement No. 333-11247 and incorporated herein by reference.

 10.1    Pro-Soft Development Corp. 1996 Stock Option Plan.  Filed as Exhibit
         10.1 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.2    ProSoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as
         Exhibit 10.2 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.3 Stock and Warrant Purchase Agreement dated April 15, 1996 by and among the Company, Donald L. Danks, Keith D. Freadhoff, Douglas Hartman and various investors. Filed as Exhibit 10.3 to Registration Statement
         No. 333-11247 and incorporated herein by reference.

 10.4 Form of Subscription Agreement, entered into in July and August 1996, between the Company and various investors. Filed as Exhibit 10.4 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.5 Form of Registration and Lock-Up Agreement dated September __, 1996 between the Company and certain of the Selling Stockholders. Filed as
         Exhibit 10.5 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.6    Microsoft/Internet Contract Teaching Agreement dated as of April 29,
         1996 by and between the Company and Merisel, Inc.  Filed as Exhibit
         10.6 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.7 AT&T Professional Consultant Agreement dated March 28, 1997 by and between the Company and AT&T Corp.

 10.8    Xerox Order Agreement dated September 26, 1995 between Professional
         Development Institute and Xerox Corporation. Filed as Exhibit 10.9 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.9    Term Lease Master Agreement dated as of April 19, 1996 between Pro-Soft
         Development Corp. and IBM Credit Corporation. Filed as Exhibit 10.10 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.10   Lease Agreement dated as of June 21, 1996 between Pro-Soft Development
         Corp. and Sanwa Leasing Corporation.  Filed as Exhibit 10.11 to
         Registration Statement No. 333-11247 and incorporated herein by reference.

 10.11   Promissory Notes dated July 3, 1996 and July 31, 1996 made by Keith
         Freadhoff in favor of the Company. Filed as Exhibit 10.12 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.12 Form of Indemnification Agreement between the Company and its Directors and Officers. Filed as Exhibit 10.13 to Registration
         Statement No. 333-11247 and incorporated herein by reference.

 10.13   Licensing Agreement dated August 6, 1996 between Street Technologies,
         Inc. and the Company.  Filed as Exhibit 10.14 to Registration Statement
         No. 333-11247 and incorporated herein by reference.

 10.14   Office Building Lease dated as of December 16, 1996 between COSCAN
         California Limited Partnership and the Company. Filed as Exhibit 10 to the Company's Report on Form 10-Q for the

Exhibit Index


Exhibit
  No.                         Description of Exhibits
--------------------------------------------------------------------------------
         quarter ended January 31, 1997 and incorporated herein by reference.

 10.15   Form of Subscription Agreement, entered into in February through April
         1997, between the Company and various investors.  Filed as Exhibit
         10.16 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.16   Registration Rights Agreement dated as of March 13, 1997 among the
         Company and various investors.  Filed as Exhibit 10.17 to Registration
         Statement No. 333-11247 and incorporated herein by reference.

 10.17   Subscription Agreement between the Company and General Electric Pension
         Trust dated April 4, 1997.  Filed as Exhibit 10.18 to Registration
         Statement No. 333-11247 and incorporated herein by reference.

 10.18   Escrow Agreement among the Company, General Electric Pension Trust and
         State Street Bank and Trust dated April 4, 1997.  Filed as Exhibit
         10.19 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.19   Secured Promissory Note dated April 9, 1997 in favor of the Company.
         Filed as Exhibit 10.20 to Registration Statement No. 333-11247 and incorporated herein by reference.

 21      Subsidiaries of the Company.  Filed as Exhibit 21 to Registration
         Statement No. 333-11247 and incorporated herein by reference.

 23.1    Consent of Ernst & Young LLP, Independent Auditors

 23.2    Consent of Kelly & Co.

 27      Financial Data Schedule.