Form 10-Q
period 1997-10-31
PROSOFT I NET SOLUTIONS INC
filed 1997-12-12
CIK 1018693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended October 31, 1997

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


                2333 N. Broadway, Suite 300, Santa Ana, CA 92706
             ------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)

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

         Yes [X]      No [_]

  The number of shares of the registrant's common stock, $.001 par value, outstanding as of December 11, 1997, was 11,242,784 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

             Prosoft I-Net Solutions, Inc. and Predecessor Company
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                         October 31,            July 31,
                                                            1997                  1997
                                                        ------------          ------------
                                                         (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                            $  8,282,488          $ 12,911,684
   Tuition and accounts receivable, less allowances
      of $403,162 and $506,182, respectively               3,211,773             1,646,765
   Notes receivable from officers/shareholders               147,043               308,370
   Prepaid expenses and other current assets                 956,660               878,048
                                                        ------------          ------------
Total current assets                                      12,597,964            15,744,867
                                                        ------------          ------------

Property and equipment:
   Computer equipment and software                         5,677,948             5,489,035
   Office equipment, furniture and fixtures                1,115,351             1,030,460
                                                        ------------          ------------
                                                           6,793,299             6,519,495
   Less accumulated depreciation                           2,160,274             1,480,185
                                                        ------------          ------------
                                                           4,633,025             5,039,310
                                                        ------------          ------------
Total assets                                            $ 17,230,989          $ 20,784,177
                                                        ============          ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $    637,990          $  1,817,314
   Accrued payroll and related expenses                      917,050               924,781
   Payable to underwriters                                 1,206,875             1,454,375
   Deferred revenue                                            1,179                67,959
   Current portion of capital lease obligations            1,590,260             1,960,221
                                                        ------------          ------------
Total current liabilities                                  4,353,354             6,224,650

Obligations under capital leases,
 net of current portion                                    1,572,860             1,519,965

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value:
      Authorized - 50,000,000
      Issued and outstanding - 10,404,434 and
         10,119,651 shares, respectively                      10,404                10,120
   Additional capital                                     38,087,599            36,764,338
   Note receivable from stockholder                           (9,500)               (9,500)
   Deficit                                               (26,783,728)          (23,725,396)
                                                        ------------          ------------
Total stockholders' equity                                11,304,775            13,039,562
                                                        ------------          ------------
Total liabilities and shareholders' equity              $ 17,230,989          $ 20,784,177
                                                        ============          ============

             Prosoft I-Net Solutions, Inc. and Predecessor Company
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                         Three Months Ended October 31,
                                         ------------------------------
                                              1997            1996
                                         --------------  --------------

Revenue:
   Training                                $ 1,201,728     $   513,681
   Courseware                                1,826,921             -
                                           -----------     -----------
Total revenue                                3,028,649         513,681
                                           -----------     -----------

Costs and expenses:
   Cost of services                          3,570,891       1,054,019
   Sales and marketing                         697,640         440,373
   General and administrative                1,860,150       2,088,231
                                           -----------     -----------
Total costs and expenses                     6,128,681       3,582,623
                                           -----------     -----------
Loss from operations                        (3,100,032)     (3,068,942)
Interest income, net                            41,700          57,277
                                           -----------     -----------
Loss before provision for income taxes      (3,058,332)     (3,011,665)
Provision for state franchise tax                                4,000
                                           -----------     -----------
Net loss                                   $(3,058,332)    $(3,015,665)
                                           ===========     ===========

Net loss per share                         $     (0.30)    $     (0.41)
                                           ===========     ===========

Weighted average number of common
   shares outstanding                       10,218,501       7,343,504
                                           ===========     ===========

             Prosoft I-Net Solutions, Inc. and Predecessor Company
                Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                             Three Months Ended October 31,
                                                             ------------------------------
                                                                  1997            1996
                                                             -------------   --------------

Operating activities
Net loss                                                      $(3,058,332)    $(3,015,665)
Adjustments to reconcile net loss to cash used in
   operating activities:
      Depreciation and amortization                               680,089         165,906
      Changes in operating assets and liabilities:
         Tuition and accounts receivable                       (1,565,008)       (225,060)
         Prepaid expenses and other current assets                (78,612)         13,791
         Notes payable                                                            (61,832)
         Accounts payable and payable to underwriters          (1,426,824)        459,022
         Accrued liabilities                                       (7,731)        175,940
         Deferred revenue                                         (66,780)        249,850
                                                              -----------     -----------
Net cash used in operating activities                          (5,523,198)     (2,238,048)
                                                              -----------     -----------

Investing activities:
   Purchase of property and equipment                            (100,514)       (222,569)
   Notes receivable from officers/shareholders                    161,327        (137,663)
   Deposit on computer leases                                                  (1,000,000)
                                                              -----------     -----------
Net cash used in investing activities                              60,813      (1,360,232)
                                                              -----------     -----------

Financing activities:
   Issuance of common stock                                     1,323,545         242,622
   Principal payments on debt and capital leases                 (490,356)        (25,778)
                                                              -----------     -----------
Net cash provided by financing activities                         833,189         216,844
                                                              -----------     -----------

Decrease in cash and cash equivalents                          (4,629,196)     (3,381,436)
Cash and cash equivalents at the beginning of period           12,911,684       6,466,460
                                                              -----------     -----------
Cash and cash equivalents at the end of period                $ 8,282,488     $ 3,085,024
                                                              ===========     ===========

Supplementary disclosure of cash paid during the period for:
Interest                                                      $    96,523     $    25,770
                                                              ===========     ===========
Income taxes                                                  $       -       $     4,000
                                                              ===========     ===========

Supplementary disclosure on non-cash financing activities:
Equipment acquired under capital leases                       $   173,290     $       -
                                                              ===========     ===========

             PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's July 31, 1997 year-end consolidated financial statements found in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 1998.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the three months ended October 31, 1997.

2.  In October 1997 the Company sold courseware for twenty-three class titles
together with the right to reproduce and resell such courseware.   The agreement
pursuant to which such sale was consummated provides among other things for payments to the Company of approximately $1.8 million all of which are recognized as revenue in the first quarter of fiscal 1998.

3. The Company anticipates that its existing resources will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998. In November 1997 the Company received proceeds of approximately $8.5 million in a private placement through the sale of 803,638 shares of common stock. The Company's long-term capital requirements will depend on numerous factors, including the profitability of Training Centers, the acquisition and/or development of additional training tools, and the potential acquisition of complimentary businesses or product lines.

The Company has incurred losses aggregating approximately $27 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national training companies focused on the Internet/Intranet. This strategy consisted of opening 35 additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

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

4. Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (stock options and warrants) were not considered because the effect of their inclusion would have been anti-dilutive.

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


OVERVIEW
--------

  Prosoft I-Net Solutions, Inc. (the "Company"), is engaged in the business of training individuals in small, medium and large organizations in Internet and Intranet technologies, with a current emphasis on Netscape- and Microsoft-based Internet/Intranet products and solutions. In addition, the Company is a certified Microsoft Authorized Technical Education Center ("ATEC"), a certified Private Post Secondary Institution in the State of California, and an approved recipient of Job Training Partnership Act (the "JTPA") funding. In October 1997, Prosoft was chosen by Netscape Communications Corp. ("Netscape") to be a Netscape Education Partner ("NEP") for selected locations. This authorization will allow the Company to conduct training on Netscape products, as well as receive the benefits of training references and leads provided directly through Netscape. The Company also develops proprietary Internet/Intranet courseware and offers over 40 customized, on-line, hands-on and instructor-led Internet/Intranet-related courses for end-users, system engineers and developers.


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


RESULTS OF OPERATIONS
---------------------

  Revenue. Revenue for the three-month period ended October 31, 1997 was $3,028,649, compared with $513,681 for the three-month period ended October 31, 1996, an increase of $2,514,968. $688,047 of the increase in revenue is attributable to the increase in the number of students attending classes from the Company. This is a direct result of the expansion of the Company from 14 locations on October 31, 1996 to 35 locations on October 31, 1997. $1,826,921 of the increase in revenue is attributable to the sale of courseware. Revenue from instructor-led training is expected to continue increasing as the number of students attending classes increases. In October 1997 the Company sold, to a distributor, courseware for twenty-three class titles together with the right to reproduce and resell such courseware. Although there may be additional sales of courseware in the future, the size and timing of such sales cannot be predicted.

  Cost of Services. The Company's cost of services includes the costs associated with course instructors, content developers, course materials and equipment and classroom facilities. Cost of services for the three-month period ended October 31, 1997 was $3,570,891, compared with $1,054,019 for the three-month period ended October 31, 1996, an increase of $2,516,872. This increase is primarily the result of an increased number of course events, a larger course library, and an increase in the number of and training of instructors and content developers in the three-month period ended October 31, 1997 compared to the corresponding period of the prior year. These costs are expected to continue to increase but at a lower rate as a percentage of training revenue.

  Sales and Marketing. Sales and marketing expense consists of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expense for the three-month period ended October 31, 1997 was $697,640, compared with $440,373 for the three-month period ended October 31, 1996, an increase of $257,267. The increase in sales and marketing expense is due to an increase in marketing and sales efforts intended to reach a broader range of potential customers, to expand the Company's presence in certain U.S. cities and to communicate the availability of new course titles.

  General and Administrative. General and administrative expenses for the three-month period ended October 31, 1997 was $1,860,150, compared to $2,088,231 for the three-month period ended October 31, 1996, a decrease of $228,081. This decrease is primarily due to the timing of certain administrative expenses.

  Interest. Net interest income for the three-month period ended October 31, 1997 was $41,700, compared to net interest income of $57,277 for the three-month period ended October 31, 1996, a decrease of $15,577. Interest expense, which consists principally of interest paid on capital leases, increased for the three-month period ended October 31, 1997 due to an increase in the amount of equipment financed through capital leases. However, this increase was partially offset by interest earned from higher cash balances generated by the proceeds from private placements completed in late 1996 and 1997.

  Net Loss. Net loss for the three-month period ended October 31, 1997 was $3,058,332, compared to $3,015,665 for the three-month period ended October 31, 1996, an increase of $42,667. The increase in net loss resulted from an increase in revenues, offset by (i) increased staffing, (ii) developing new courseware, and (iii) an increase in the Company's sales and marketing efforts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  From inception, the Company has financed its operations and met a portion of its capital expenditure requirements primarily through net proceeds from private sales of equity securities. Cash and cash equivalents decreased from $12,911,684 at July 31, 1997 to $8,282,488 at October 31, 1997. For the three months ending October 31, 1997, operating activities used cash of $5,523,198, primarily due to a net operating loss of $3,058,332, increases in accounts receivable of $1,565,008, and decreases in accounts payable and accrued liabilities of $1,434,555.

  During the three months ended October 31, 1997, the Company invested $100,514 in equipment and leasehold improvements. This amount could vary going forward based upon the rate of growth in expansion and the Company's continued expenditures on system implementation. Plans have been implemented to increase the capacity of many of the Company's management information systems to handle the anticipated growth in sales, and the Company is developing a sophisticated customer reservation system and an enhanced web page for customers.

  From February through April 1997, the Company received gross proceeds of approximately $22 million in a private placement through the sale of 2,081,758 shares of common stock. Net proceeds from this offering, after payment of commissions and finders' fees, was $20,811,332. In April 1997, the Company sold 408,164 shares of its common stock to an institutional investor for $5 million. The net proceeds from this offering were $4,700,008. In November 1997 the Company received proceeds of approximately $8.5 million in a private placement through the sale of 803,638 shares of common stock. No commissions or finders' fees were paid for this offering.

  The Company anticipates that its existing resources will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998. The Company's long-term capital requirements will depend on numerous factors, including the profitability of Training Centers, the acquisition and/or development of additional training tools and the potential acquisition of complementary businesses or product lines.

  The Company has incurred losses aggregating approximately $27 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national training companies focused on the Internet/Intranet. This strategy consisted of opening 35 additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

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

Future Capital Requirements and Uncertainty of Future Funding

  Since inception, the Company has been dependent on outside financing to fund its growth. The Company raised approximately $35 million from the private placement of Common Stock since inception. The Company anticipates that the proceeds from these offerings and cash flows from operations will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998. However, the Company's long-term capital requirements will be dependent on numerous factors, including the profitability of Training Centers, the acquisition and/or development of additional training tools, and the potential acquisition of complimentary businesses or product lines. See "Liquidity and Capital Resources."

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

Highly Competitive Market

  The technology training market is highly competitive. The Company is subject to intense competition from a large number of public and private companies providing training, many of which are older, larger and have greater financial and personnel resources than the Company. In addition, the market for Internet products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with competing products and services. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.


PART II - OTHER INFORMATION

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

         10.1 Form of Subscription Agreement, entered into in November 1997 between the Company and various investors. Filed as exhibit
                10.21 to Registration Statement No. 333-35249 and incorporated herein by reference.

         10.2 Registration Rights Agreement dated as of November 12, 1997 among the Company and various investors. Filed as exhibit 10.22 to Registration Statement No. 333-35249 and incorporated herein by reference.

         27     Financial Data Schedule


         b) Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended October 31, 1997.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PROSOFT I-NET SOLUTIONS, INC.




  Dated:  December 12, 1997                       /s/ BROOKS A. CORBIN
                                                ________________________________
                                                                Brooks A. Corbin
                                                         Chief Financial Officer
                                                (Principal Financial Officer and
                                                        Duly Authorized Officer)