Form 10-Q
period 1998-01-31
PROSOFT I NET SOLUTIONS INC
filed 1998-03-17
CIK 1018693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 1998

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


              3001 Bee Caves Road, Suite 220 Austin , Texas 78746
              ---------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

       Registrant's Telephone Number, Including Area Code (512) 328-6140
                                                          --------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]      No [_]

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 16, 1998, was 11,415,926 shares.



                 Prosoft I-Net Solutions, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                                    January 31,       July 31,
                                                                        1998            1997
                                                                        ----            ----
                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                        $ 10,328,823    $ 12,911,684
  Tuition and accounts receivable, less allowances
      of $41,369 and $506,182, respectively                           4,353,591       1,646,765
  Notes receivable from officers/shareholders                           190,959         308,370
  Prepaid expenses and other current assets                             619,497         878,048
                                                                   ------------    ------------

Total current assets                                                 15,492,870      15,744,867
                                                                   ------------    ------------

Accounts receivables due in more than twelve months                     800,000               0
                                                                   ------------    ------------
Property and equipment:
  Computer equipment and software                                     5,796,871       5,489,035
  Office equipment, furniture and fixtures                            1,488,081       1,030,460
                                                                   ------------    ------------
                                                                      7,284,952       6,519,495
  Less accumulated depreciation                                       2,887,521       1,480,185
                                                                   ------------    ------------
                                                                      4,397,431       5,039,310
                                                                   ------------    ------------


Goodwill, net                                                         2,676,686               0
                                                                   ------------    ------------
Total assets                                                         23,366,987      20,784,177
                                                                   ============    ============
Liabilities and stockholders' equity
Current liabilities:
  Note Payable                                                     $     50,000    $          0
  Accounts payable                                                      370,713       1,817,314
  Accrued payroll and related expenses                                  476,235         924,781
  Payable to underwriters                                                     0       1,454,375
  Deferred revenue                                                      166,149          67,959
  Current portion of capital lease obligations                        1,481,414       1,960,221
                                                                   ------------    ------------
Total current liabilities                                             2,544,511       6,224,650

Obligations under capital leases, net of current portion              1,291,584       1,519,965

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value:
      Authorized - 50,000,000
      Issued and outstanding - 11,399,426 and
          10,119,651 shares, respectively                                11,399          10,120
  Additional capital                                                 48,391,991      36,764,338
  Note receivable from stockholder                                       (9,500)         (9,500)
  Deficit                                                           (28,862,998)    (23,725,396)
                                                                    -----------    ------------
Total stockholders' equity                                           19,530,892      13,039,562
                                                                   ------------    ------------
Total liabilities and shareholders' equity                         $ 23,366,987    $ 20,784,177
                                                                   ============    ============

                 Prosoft I-Net Solutions, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                        Three Months Ended January 31,    Six Months Ended January 31,
                                        ------------------------------    ----------------------------
                                            1998              1997            1998             1997
                                            ----              ----            ----             ----
Revenue:
  Training                               $ 1,525,062      $   453,401     $ 2,726,790      $   967,082
  Courseware                               1,600,000                -       3,426,921                -
                                         -----------      -----------     -----------      -----------
Total revenue                              3,125,062          453,401       6,153,711          967,082
                                         -----------      -----------     -----------      -----------
Costs and expenses:
  Cost of services                         3,057,886        1,367,224       6,628,777        2,421,243
  Sales and marketing                        671,633          743,163       1,369,273        1,183,536
  General and administrative               1,521,901        2,017,796       3,382,051        4,106,027
                                         -----------      -----------     -----------      -----------
Total costs and expenses                   5,251,420        4,128,183      11,380,101        7,710,806

Loss from operations                      (2,126,358)      (3,674,782)     (5,226,390)      (6,743,724)

Interest income, net                          47,088           (6,983)         88,788           50,294
                                         -----------      -----------     -----------      -----------

Loss before provision for income taxes    (2,079,270)      (3,681,765)     (5,137,602)      (6,693,430)

Provision for state franchise tax                  -                -               -            4,000
                                         -----------      -----------     -----------      -----------

Net loss                                 $(2,079,270)     $(3,681,765)    $(5,137,602)     $(6,697,430)
                                         ===========      ===========     ===========      ===========

Net loss per share                       $     (0.19)     $     (0.50)    $     (0.48)     $     (0.91)
                                         ===========      ===========     ===========      ===========

Weighted average number of common
  shares outstanding                      11,072,690        7,378,408      10,756,972        7,364,292
                                         ===========      ===========     ===========      ===========


                 Prosoft I-Net Solutions, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                                             Six Months Ended January 31,
                                                                            ----------------------------
                                                                              1998                  1997
                                                                              ----                  ----

Operating activities
Net loss                                                                   $(5,137,602)         $(6,697,430)
Adjustments to reconcile net loss to cash used in
    operating activities:
                Depreciation and amortization                                1,418,533              371,722
                Changes in operating assets and liabilities:
                Tuition and accounts receivable                             (3,473,776)            (263,533)
                Prepaid expenses and other current assets                      258,551             (363,761)
                Accounts payable and payable to underwriters                (2,919,184)           1,166,686
                Accrued liabilities                                           (448,546)             106,386
                Deferred revenue                                                98,190              287,476
                                                                          ------------         ------------
Net cash used in operating activities                                      (10,203,834)          (5,392,454)
                                                                          ------------         ------------

Investing activities:
    Purchase of Net Guru Technologies, Inc.                                 (2,699,998)
    Purchase of property and equipment                                        (544,894)            (620,962)
    Notes receivable from officers/shareholders                                117,411             (326,393)
    Deposit on computer leases                                                                      (93,706)
                                                                          ------------         ------------
Net cash used in investing activities                                       (3,127,481)          (1,041,061)
                                                                          ------------         ------------

Financing activities:
    Issuance of common stock                                                11,628,932              322,059
    Principal payments on debt and capital leases                             (880,478)            (158,034)
                                                                          ------------         ------------
Net cash provided by financing activities                                   10,748,454              164,025
                                                                          ------------         ------------


Decrease in cash and cash equivalents                                      (2,582,861)           (6,269,490)
Cash and cash equivalents at the beginning of period                       12,911,684             6,466,460
                                                                          ------------         ------------
Cash and cash equivalents at the end of period                            $10,328,823          $    196,970
                                                                          ===========          ============

Supplementary disclosure of cash paid during the period for:
Interest                                                                  $   188,502          $     30,384
                                                                          ===========          ============
Income taxes                                                              $         -          $      4,000
                                                                          ===========          ============
Supplementary disclosure on non-cash financing activities:
Equipment acquired under capital leases                                   $   173,290          $          -
                                                                          ===========          ============

                  PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and six months periods ended January 31, 1998 are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 1998.

The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the three months and six months periods ended January 31, 1998.

2. In January 1998 the Company purchased 100% of the outstanding common stock of Net Guru Technologies, Inc. in exchange for $1,000,000 and 152,809 shares of the Company's common stock. Subsequent operations of Net Guru Technologies, Inc. have been consolidated with the Company's operations. Shares issued in connection with this purchase have been valued at their fair value as of the date the acquisition was consummated, $1,700,000. Goodwill arising from the acquisition, $2,687,833, is being amortized over a twenty-year period that commenced January 1, 1998.

3. In January 1998 and in October 1997 the Company sold then existing courseware and authorization for the reproduction of such courseware to third parties. The two agreements pursuant to which such sales were consummated allow purchasers to reproduce and sell such courseware and provide exclusive rights to sell courseware to customer groups specified therein. The January 1998 transaction provides exclusive rights to sell specified courseware to educational institutions, and the October 1997 transaction provides exclusive rights to sell specified courseware to governmental entities. The January 1998 transaction provides for minimum payments to the Company of $1.6 million over 24 months and was recognized as revenue in January 1998; and the October 1997 transaction provides for minimum payments to the Company of $1.8 million over 12 months and was recognized as revenue in October 1997.

4. The Company anticipates that its existing resources will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998. In November 1997 the Company received proceeds of approximately $8.4 million in a private placement through the sale of 803,638 shares of common stock. The Company's long-term capital requirements will depend on numerous factors, including the profitability of Training Centers, the acquisition and/or development of additional training tools, and the potential acquisition of complimentary businesses or product lines.

The Company has incurred losses aggregating approximately $29 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national training companies focused on the Internet/Intranet. This strategy consisted of opening 35 additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

If revenue continues to grow as demonstrated in fiscal 1998 and in the fourth quarter of fiscal 1997, the Company expects to reach quarterly profitability in early fiscal year 1999, based on existing resources. However, no assurances can be given that the Company will be successful in realizing these goals. If the Company is unable to increase revenue as anticipated, management will implement a plan to substantially reduce the size of the Company's operations. Such a reduction in operations may reduce the Company's ability to meet expected market demand. The Company's ability to continue as a going concern is dependent upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.

5. Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (stock options and warrants) were not considered because the effect of their inclusion would have been anti-dilutive.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. The statement simplifies the standards for computing earnings per share ("EPS"), and requires the presentation of both basic and diluted EPS on the face of the statement of earnings with supplementary disclosures. SFAS 128 will be effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has adopted SFAS 128 in the second quarter of fiscal 1998. Such adoption had no significant impact on the calculation or amount of basic loss per share.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended January 31, 1998 Compared
To the Three Months ended January 31, 1997
------------------------------------------

Revenue.

Training revenue for the three months ended January 31, 1998 amounted to $1,525,062, compared to $453,401 in the three months ended January 31, 1997, an increase of $1,071,661. This increase reflects a higher level of enrollment in the Company's class offerings (4,082 student days in the three months ended January 31, 1998 compared to 1,644 student days in the three months ended January 31, 1997). The increase in student days reflects greater acceptance of the Company's class offerings and more Training Centers being open in fiscal 1998 (36 Training Centers were open at January 31, 1998 compared to 20 Training Centers at January 31, 1997). Average revenue per student fluctuates based on, among other things, the Company's class offerings and participants' class selection.

Courseware sales increased to $1,600,000 in the three months ended January 31, 1998, compared to zero in the three months ended January 31, 1997. In January 1998, the Company sold then existing courseware together with authorization for its reproduction and resale to a third party. The agreement pursuant to which this sale was consummated allows the purchaser to resell such courseware to educational institutions. The agreement also provides, among other things, for minimum payments to the Company over the next 24 months of $1.6 million, which was recognized as revenue in January 1998.

Courseware for specific subjects is offered for sale based on management's evaluation of the maturity of such class offerings and their stage in the class development life cycle. Courseware sales are consummated periodically based on purchaser's evaluation of the economic opportunities offered by the Company.

Cost of Services.

Cost of services is comprised of the following:

                                                 Three Months Ended January 31,
                                            ---------------------------------------------
                                                   1998                       1997
                                            ------------------         ------------------
Instruction                                         $1,092,855                 $  388,176
Classroom costs                                      1,204,595                    410,045
Courseware                                             238,107                     68,315
Other                                                  522,329                    500,688
                                            ------------------         ------------------
 Total                                              $3,057,886                 $1,367,224
                                            ==================         ==================


The Company's cost of services includes the costs associated with course instructors, course materials, classroom equipment, and facilities. Most course
instructors are employees and their costs are fixed in the short run.   For
three to six month periods, instructor costs vary based on the Company's expected demand for its class offerings. Instructor travel varies with, among other things, the location of class offerings and local instructor availability. The Company uses instructors, dedicated content employees and contractors to develop course content and materials. The cost of content development varies with the Company's evaluation of the effectiveness of its existing class offerings and the anticipated release of new software products. Most equipment and classroom facility costs are incurred at the Company's own facilities, and are fixed for prospective periods of six to twelve months.

Cost of services for the three-month period ended January 31, 1998 was $3,057,886, compared with $1,367,244 for the three-month period ended January 31, 1997, an increase of $1,690,642. This increase is primarily the result of an increased number of course events, a larger course library, and an increase in the number and training of instructors and content developers.

Sales and Marketing.

Sales and Marketing expenses are comprised of the following:

                                              Three Months Ended January 31,
                                            -----------------------------------------
                                                  1998                     1997
                                            ----------------         ----------------
Advertising and trade shows                         $ 83,516                 $190,512
Salaries and wages                                   487,203                  360,653
Travel and entertainment                              35,512                   52,735
Other                                                 65,402                  139,263
                                            ----------------         ----------------
 Total                                              $671,633                 $743,163
                                            ================         ================


Sales and marketing expenses for the three months ended January 31, 1998 amounted to $671,633, compared to $743,163 for the three months ended January 31, 1997, a decrease of $71,530. These expenses consist of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expense objectives are established by the Company's management based on their evaluation of market potential, the expected effectiveness of alternative marketing and sales strategies, and anticipated cost-benefit relationships. Should anticipated cost-benefit relationships not be achieved, the Company's management reevaluates programs and resets cost objectives. The decrease in sales and marketing expense for the three months ended January 31, 1998, compared to the three months ended January 31, 1997, is due to reduced emphasis on advertising and was partially offset by increased emphasis on direct contact with customers, strategic partners, and affiliates.

General and Administrative.

General and administrative expenses for the three months ended January 31, 1998 amounted to $1,521,901, compared to $2,017,796 for the three months ended January 31, 1997, a decrease of $495,895. This decrease reflects reduced numbers of employees involved in administrative functions and the timing of certain administrative expenses.

Interest Income, Net.

Net interest income amounted to $47,088 for the three months ended January 31, 1998, compared to net interest expense of $6,983 for the three months ended January 31, 1997, an increase of $54,071. Interest expense, which consists principally of interest paid on capital leases, was offset by interest earned on higher cash balances generated by the proceeds of private placements.

Six Months Ended January 31, 1998 Compared
To the Six Months ended January 31, 1997.
------------------------------------------

Revenue.

Training revenue for the six months ended January 31, 1998 amounted to $2,726,790, compared to $967,082 in the six months ended January 31, 1997, an increase of $1,759,708. This increase reflects a higher level of enrollment in the Company's class offerings (8,633 student days in the six months ended January 31, 1998 compared to 2,515 student days in the six months ended January 31, 1997). The increase in student days reflects greater acceptance of the Company's class offerings and more Training Centers being open in fiscal 1998 (36 Training Centers were open at January 31, 1998 compared to 20 Training Centers at January 31, 1997). Average revenue per student fluctuates based on, among other things, the Company's class offerings and participants' class selection.

Courseware sales increased to $3,426,921 in the six months ended January 31, 1998, compared to zero in the six months ended January 31, 1997. In January 1998 and in October 1997 the Company sold then existing courseware and authorization for the reproduction of such courseware to third parties. The agreements pursuant to which such sales were consummated allow purchasers to
reproduce and resell to specified groups customers.   The January 1998
transaction allows sales to educational institutions and the October 1997 transaction covers sales to governmental entities. The January 1998 transaction provides for minimum payments to the Company over 24 months of $1.6 million, which was recognized as revenue in January 1998, and the October 1997 transaction provides for minimum payments to the Company over 12 months of $1.8 million, which was recognized as revenue in October 1997.

Courseware for specific subjects is offered for sale based on management's evaluation of the maturity of such class offerings and their stage in the class development life cycle. Courseware sales are consummated periodically based on purchaser's evaluation of the economic opportunities offered by the Company.

Cost of Services.

Cost of services is comprised of the following:

                                                     Six Months Ended January 31,
                                            -----------------------------------------------
                                                    1998                        1997
                                            ---------------------        ------------------
Instruction                                            $1,949,089                $  799,243
Classroom costs                                         2,596,659                   820,090
Courseware                                                351,723                   169,000
Other                                                   1,731,306                   632,910
                                            ---------------------        ------------------
Total                                                  $6,628,777                $2,421,243
                                            =====================        ==================

The Company's cost of services includes the costs associated with course instructors, content developers, course materials and equipment and classroom facilities. Most course instructors are employees and their costs are fixed in
the short run.   For three to six month periods, instructor costs vary based on the Company's expected demand for its class offerings. Instructor travel varies with, among other things, the location of class offerings and local instructor availability. The Company uses employees and contractors to develop course content and materials. The cost of content development varies with the Company's evaluation of the effectiveness of its existing class offerings and the anticipated release of new software products. Most equipment and classroom facility costs are incurred at the Company's own facilities, and are fixed for prospective periods of six to twelve months.

Cost of services for the six-month period ended January 31, 1998 was $6,628,777, compared with $2,421,243 for the six-month period ended January 31, 1997, an increase of $4,207,534. This increase is primarily the result of an increased number of course events, a larger course library, and an increase in the number and training of instructors and content developers.



Sales and Marketing.

Sales and marketing expenses are comprised of the following:

                                                    Six Months Ended January 31,
                                            ------------------------------------------
                                                  1998                     1997
                                            ----------------         -----------------
Advertising and trade shows                       $  100,396                $  325,416
Salaries and wages                                   893,147                   571,098
Travel and entertainment                              85,225                    87,981
Other                                                290,505                   199,041
                                            ----------------         -----------------
   Total                                          $1,369,273                $1,183,536
                                            ================         =================


Sales and marketing expenses for the six months ended January 31, 1998 amounted to $1,369,273, compared to $1,183,536 for the six months ended January 31, 1997, an increase of $185,737. These expenses consist of salaries commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expense objectives are established by the Company's management based on their evaluation of market potential, the expected effectiveness of alternative marketing and sales strategies, and anticipated cost- benefit relationships. Should anticipated cost-benefit relationships not be achieved, the Company's management reevaluates programs and resets cost objectives.

The increase in sales and marketing expense for the six months ended January 31, 1998, compared to the six months ended January 31, 1997 is due to an increase in marketing and sales efforts, intended to reach a broader range of potential customers, to expand the Company's presence in certain U.S. Cities and to communicate the availability of new course titles. During the most recent six month period the Company has placed significantly more emphasis on direct contact with customers, strategic partners, and affiliates and less emphasis on advertising.

General and Administrative.

General and administrative expenses for the six months ended January 31, 1998 amounted to $3,382,051, compared to $4,106,027 for the six months ended January 31, 1997, a decrease of $723,976. This decrease reflects reduced numbers of employees involved in administrative functions and the timing of certain administrative expenses.

Interest Income, Net.

Net interest income amounted to $88,788 for the six months ended January 31, 1998, compared to $50,294 for the six months ended January 31, 1997, an increase of $38,494. Interest expense, which consists principally of interest paid on capital leases, was offset by interest earned on higher cash balances generated by the proceeds of private placements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    From inception, the Company has financed its operations and met substantially all of its capital expenditure requirements primarily through net proceeds from private sales of equity securities. Cash and cash equivalents decreased from $12,911,684 at July 31, 1997 to $10,328,823 at January 31, 1998.
Such decrease was the result of net cash used by operations, $10,203,834, and was partially offset by proceeds from private placements of common stock of approximately $8.4 million.

    For the six months ending January 31, 1998, operating activities required cash of $10,203,834. The net loss for the six-month period amounted to $5,137,602. Cash was also required to finance greater amounts of tuition and accounts receivable, $3,473,776, and to liquidate accounts payable and payable to underwriters, $2,919,184. Higher receivable balances resulted from the Company's October 1997 and January 1998 sales of courseware and courseware reproduction rights. During the six months ended January 31, 1998, allowances for doubtful accounts and for estimated returns of courseware materials decreased by approximately $460,000. Such decrease reflects the return of certain courseware which was provided for as of July 31, 1997. Liquidation of accounts payable and payable to underwriters resulted from contractual payments required by courseware development contracts, payment of costs associated with fiscal 1997 courseware sales, cessation of outbound telemarketing activities, settlement of year end performance accruals, and requests for payments by underwriters of fees earned. These cash uses were partially offset by depreciation and amortization accruals and normal fluctuations in other current asset and current liability account balances.

    In January 1998, the Company purchased 100% of the outstanding common stock of Net Guru Technologies, Inc. in exchange for $1,000,000 and 152,809 shares of the Company's common stock. Subsequent operations of Net Guru Technologies, Inc., which have not been significant to the Company's consolidated operations, have been combined with the Company's operations. Shares issued in connection with this purchase have been valued at their fair value as of the date the acquisition was consummated, $1,700,000. Goodwill arising from the acquisition, $2,687,833, is being amortized over a twenty-year period that commenced January 1, 1998.

    During the six months ended January 31, 1998, the Company invested $544,894 in equipment and leasehold improvements. This amount could vary going forward based upon the rate of growth in expansion and the Company's continued expenditures on system implementation. Plans have been implemented to increase the capacity of many of the Company's management information systems to handle the anticipated growth in sales, and the Company is developing a sophisticated customer reservation system and an enhanced web page for customers.

    From February through April 1997, the Company received gross proceeds of approximately $22 million in a private placement through the sale of 2,081,758 shares of common stock. Net proceeds from this offering, after payment of commissions and finders' fees, was $20,811,332. In April 1997, the Company sold 408,164 shares of its common stock to an institutional investor for $5 million. The net proceeds from this offering were $4,700,008. In November 1997 the Company received proceeds of approximately $8.4 million in a private placement through the sale of 803,638 shares of common stock. No commissions or finders' fees were paid for this offering.

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

    The Company has incurred losses aggregating approximately $29 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national training companies focused on the Internet/Intranet. This strategy consisted of opening 35 additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

     If revenue continues to grow as demonstrated in the fourth quarter of fiscal 1997, and in the first two quarters of fiscal 1998, the Company expects to reach quarterly profitability in early fiscal year 1999, based on existing resources. However, no assurances can be given that the Company will be successful in realizing these goals. If the Company is unable to increase revenue as anticipated, management will implement a plan to substantially reduce the size of the Company's operations. Such a reduction in operations may reduce the Company's ability to meet expected market demand. The Company's ability to continue as a going concern is dependent upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.

    The above discussion concerning future financing need, business expansion and factors affecting liquidity are forward-looking statements. Although management believes that these statements are reasonable in view of the facts available to it, there can be no assurance that all of these statements will prove to be accurate. There are numerous factors that could have a material impact upon whether these projections could be realized or whether these trends will continue.

Additional Factors That May Affect Results of Operations

Extremely Limited Operating History and Expectation of Continuing Significant Losses

    The Company has a very limited operating history, which makes it difficult to predict future operating results. Although the Company was formed in 1985, from its incorporation until its acquisition of Old ProSoft in March 1996, it had no significant operations. The business of the Company was only begun in February 1995 where it was run as a proprietorship until its acquisition by Old ProSoft in January 1996. The first Training Center was not opened until late 1995. As a result, there is limited financial information concerning the business of the Company of the type commonly used by investors to evaluate a potential investment. In addition, certain aspects of the Company's business are relatively new and have not yet been fully tested in the marketplace. The Company incurred a net loss of $3,074,123 from December 8, 1995 through July 31, 1996. For the twelve months ended July 31, 1997, the Company incurred a net loss of $20,651,273 and expects to continue to incur losses on a quarterly basis through at least the end of fiscal 1998. The Company's ability to generate significant revenues in the future is subject to uncertainty, particularly with respect to the Internet/Intranet training on which it focuses. There can be no assurances that the Company will be able to address any of those challenges, that its activities will be successful or that projected earnings will result from these activities.

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

Future Capital Requirements and Uncertainty of Future Funding

    Since inception, the Company has been dependent on outside financing to fund its growth. The Company has raised approximately $35 million from the private placement of Common Stock since inception. The Company anticipates that the proceeds from these offerings and cash flows from operations will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998. However, the Company's long-term capital requirements will be dependent on numerous factors, including the profitability of Training Centers, the acquisition and/or development of additional training tools, and the potential acquisition of complimentary businesses or product lines.

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

Impact of Year 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and payroll), student and customer services, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Company. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company may not have fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operations of the enterprises with which the Company interacts.

PART II - OTHER INFORMATION

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  a) Exhibits

                  27                              Financial Data Schedule

                  b) Reports on Form 8-K

                        A Current Report on Form 8-K, dated December 23, 1997,
                     was filed with the Securities and Exchange Commission (the "Commission") reporting the signing of a letter of intent to acquire all of the outstanding stock of Net Guru Technologies, Inc.

                        A Current Report on Form 8-K, dated January 1, 1998, was
                     filed with the Commission reporting the completion of the acquisition of Net Guru Technologies, Inc. and the resignation of the Company's Chief Executive Officer.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PROSOFT I-NET SOLUTIONS, INC.


                                                     Dated: March 15, 1998
                                                     /s/ JERRELL M. BAIRD
                                                     ---------------------------
                                                                Jerrell M. Baird
                                                     Chief Executive Officer and
                                                           Chairman of the Board
                                                       (Duly Authorized Officer)



                                                   Dated: March 15, 1998
                                                   /s/ BROOKS A. CORBIN
                                                   -----------------------------
                                                                Brooks A. Corbin
                                                         Chief Financial Officer
                                                   (Principal Financial Officer)