Form 10-Q/A
period 1997-10-31
PROSOFT I NET SOLUTIONS INC
filed 1998-04-14
CIK 1018693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A


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


               3001 Bee Caves Road, Suite 200 Austin, Texas 78746
             ------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)

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

         Yes [X]      No [_]

  The number of shares of the registrant's common stock, $.001 par value, outstanding as of April 10, 1998, was 11,415,926 shares.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 Prosoft I-Net Solutions, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                         October 31,            July 31,
                                                            1997                  1997
                                                        ------------          ------------
                                                         (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                            $  8,282,488          $ 12,911,684
   Tuition and accounts receivable, less allowances
      of $403,162 and $506,182, respectively               1,411,773             1,646,765
   Notes receivable from officers/shareholders               147,043               308,370
   Prepaid expenses and other current assets                 956,660               878,048
                                                        ------------          ------------
Total current assets                                      10,797,964            15,744,867
                                                        ------------          ------------

Property and equipment:
   Computer equipment and software                         5,677,948             5,489,035
   Office equipment, furniture and fixtures                1,115,351             1,030,460
                                                        ------------          ------------
                                                           6,793,299             6,519,495
   Less accumulated depreciation                           2,160,274             1,480,185
                                                        ------------          ------------
                                                           4,633,025             5,039,310
                                                        ------------          ------------
Total assets                                            $ 15,430,989          $ 20,784,177
                                                        ============          ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                     $    637,990          $  1,817,314
   Accrued payroll and related expenses                      917,050               924,781
   Payable to underwriters                                 1,206,875             1,454,375
   Deferred revenue                                            1,179                67,959
   Current portion of capital lease obligations            1,590,260             1,960,221
                                                        ------------          ------------
Total current liabilities                                  4,353,354             6,224,650

Obligations under capital leases,
 net of current portion                                    1,572,860             1,519,965

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value:
      Authorized - 50,000,000
      Issued and outstanding - 10,404,434 and
         10,119,651 shares, respectively                      10,404                10,120
   Additional capital                                     38,087,599            36,764,338
   Note receivable from stockholder                           (9,500)               (9,500)
   Deficit                                               (28,583,728)          (23,725,396)
                                                        ------------          ------------
Total stockholders' equity                                 9,504,775            13,039,562
                                                        ------------          ------------
Total liabilities and shareholders' equity              $ 15,430,989          $ 20,784,177
                                                        ============          ============

                 Prosoft I-Net Solutions, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                         Three Months Ended October 31,
                                         ------------------------------
                                              1997            1996
                                         --------------  --------------

Revenue:
   Training                                $ 1,201,728     $   513,681
   Courseware                                   26,921             --
                                           -----------     -----------
Total revenue                                1,228,649         513,681
                                           -----------     -----------
Costs and expenses:
   Cost of services                          3,570,891       1,054,019
   Sales and marketing                         697,640         440,373
   General and administrative                1,860,150       2,088,231
                                           -----------     -----------
Total costs and expenses                     6,128,681       3,582,623
                                           -----------     -----------
Loss from operations                        (4,900,032)     (3,068,942)
Interest income, net                            41,700          57,277
                                           -----------     -----------
Loss before provision for income taxes      (4,858,332)     (3,011,665)
Provision for state franchise tax                                4,000
                                           -----------     -----------
Net loss                                   $(4,858,332)    $(3,015,665)
                                           ===========     ===========

Net loss per share                         $     (0.48)    $     (0.41)
                                           ===========     ===========

Weighted average number of common
   shares outstanding                       10,218,501       7,343,504
                                           ===========     ===========

                 Prosoft I-Net Solutions, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                             Three Months Ended October 31,
                                                             ------------------------------
                                                                  1997            1996
                                                             -------------   --------------

Operating activities
Net loss                                                      $(4,858,332)    $(3,015,665)
Adjustments to reconcile net loss to cash used in
   operating activities:
      Depreciation and amortization                               680,089         165,906
      Changes in operating assets and liabilities:
         Tuition and accounts receivable                          234,992        (225,060)
         Prepaid expenses and other current assets                (78,612)         13,791
         Notes payable                                                            (61,832)
         Accounts payable and payable to underwriters          (1,426,824)        459,022
         Accrued liabilities                                       (7,731)        175,940
         Deferred revenue                                         (66,780)        249,850
                                                              -----------     -----------
Net cash used in operating activities                          (5,523,198)     (2,238,048)
                                                              -----------     -----------

Investing activities:
   Purchase of property and equipment                            (100,514)       (222,569)
   Notes receivable from officers/shareholders                    161,327        (137,663)
   Deposit on computer leases                                                  (1,000,000)
                                                              -----------     -----------
Net cash used in investing activities                              60,813      (1,360,232)
                                                              -----------     -----------

Financing activities:
   Issuance of common stock                                     1,323,545         242,622
   Principal payments on debt and capital leases                 (490,356)        (25,778)
                                                              -----------     -----------
Net cash provided by financing activities                         833,189         216,844
                                                              -----------     -----------

Decrease in cash and cash equivalents                          (4,629,196)     (3,381,436)
Cash and cash equivalents at the beginning of period           12,911,684       6,466,460
                                                              -----------     -----------
Cash and cash equivalents at the end of period                $ 8,282,488     $ 3,085,024
                                                              ===========     ===========

Supplementary disclosure of cash paid during the period for:
Interest                                                      $    96,523     $    25,770
                                                              ===========     ===========
Income taxes                                                  $       -       $     4,000
                                                              ===========     ===========

Supplementary disclosure on non-cash financing activities:
Equipment acquired under capital leases                       $   173,290     $       -
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

2. In October 1997 the Company sold courseware for twenty-three class titles together with the right to reproduce and resell such courseware. The agreement pursuant to which such sale was consummated provides among other things for payments to the Company of approximately $1.8 million. In April 1998 the Company determined that the collection of the payments required by the agreement was not sufficiently predictable to allow for accrual accounting in accordance with generally accepted accounting principles. Accordingly, amounts previously accrued, approximately $1.8 million, have been reversed and will be recorded as revenues when received in cash.

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


RESULTS OF OPERATIONS
---------------------

  Revenue. Revenue for the three-month period ended October 31, 1997 was $1,228,649, compared with $513,681 for the three-month period ended October 31, 1996, an increase of $714,968. This increase in revenue is attributable to the increase in the number of students attending classes from the Company. This is a direct result of the expansion of the Company from 14 locations on October 31, 1996 to 35 locations on October 31, 1997. Revenue from instructor-led training is expected to continue increasing as the number of students attending classes increases. In October 1997 the Company sold, to a distributor, courseware for twenty-three class titles together with the right to reproduce and resell such courseware. Although there may be additional sales of courseware in the future, the size and timing of such sales cannot be predicted. These payments will be recorded as revenues when received in cash. See Note 2.

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

  Net Loss. Net loss for the three-month period ended October 31, 1997 was $4,858,332, compared to $3,015,665 for the three-month period ended October 31, 1996, an increase of $1,842,667. The increase in net loss resulted from an increase in revenues, offset by (i) increased staffing, (ii) developing new courseware, and (iii) an increase in the Company's sales and marketing efforts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  From inception, the Company has financed its operations and met a portion of its capital expenditure requirements primarily through net proceeds from private sales of equity securities. Cash and cash equivalents decreased from $12,911,684 at July 31, 1997 to $8,282,488 at October 31, 1997. For the three months ending October 31, 1997, operating activities used cash of $5,523,198, primarily due to a net operating loss of $4,858,332, and decreases in accounts payable and accrued liabilities of $1,434,555.

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

Impact of Year 2000

  Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and payroll), student and customer services, embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly or indirectly, on external systems of business enterprises such as customers, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Company. However, despite the Company's efforts to address the year 20000 impact on its internal systems, the Company may not have fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operations of the enterprises with which the Company interacts.

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


                         PROSOFT I-NET SOLUTIONS, INC.




  Dated:  April 13, 1998                        /s/ BROOKS A. CORBIN
                                                ________________________________
                                                                Brooks A. Corbin
                                                         Chief Financial Officer
                                                (Principal Financial Officer and
                                                        Duly Authorized Officer)