Form 10-Q/A
period 1998-01-31
PROSOFT I NET SOLUTIONS INC
filed 1998-04-14
CIK 1018693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-QA


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


                 Prosoft I-Net Solutions, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                                                    January 31,       July 31,
                                                                        1998            1997
                                                                        ----            ----
                                                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                                        $ 10,328,823    $ 12,911,684
  Tuition and accounts receivable, less allowances
      of $41,369 and $506,182, respectively                           1,903,591       1,646,765
  Notes receivable from officers/shareholders                           190,959         308,370
  Prepaid expenses and other current assets                             619,497         878,048
                                                                   ------------    ------------
Total current assets                                                 13,042,870      15,744,867
                                                                   ------------    ------------
Property and equipment:
  Computer equipment and software                                     5,796,871       5,489,035
  Office equipment, furniture and fixtures                            1,488,081       1,030,460
                                                                   ------------    ------------
                                                                      7,284,952       6,519,495
  Less accumulated depreciation                                       2,887,521       1,480,185
                                                                   ------------    ------------
                                                                      4,397,431       5,039,310
                                                                   ------------    ------------
Goodwill, net                                                         2,676,686               0
                                                                   ------------    ------------
Total assets                                                       $ 20,116,987    $ 20,784,177
                                                                   ============    ============
Liabilities and stockholders' equity
Current liabilities:
  Note Payable                                                     $     50,000    $          0
  Accounts payable                                                      370,713       1,817,314
  Accrued payroll and related expenses                                  476,235         924,781
  Payable to underwriters                                                     0       1,454,375
  Deferred revenue                                                      166,149          67,959
  Current portion of capital lease obligations                        1,481,414       1,960,221
                                                                   ------------    ------------
Total current liabilities                                             2,544,511       6,224,650

Obligations under capital leases, net of current portion              1,291,584       1,519,965

Commitments and contingencies

Stockholders' equity:
  Common stock, $.001 par value:
      Authorized - 50,000,000
      Issued and outstanding - 11,399,426 and
          10,119,651 shares, respectively                                11,399          10,120
  Additional capital                                                 48,391,991      36,764,338
  Note receivable from stockholder                                       (9,500)         (9,500)
  Deficit                                                           (32,112,998)    (23,725,396)
                                                                    -----------    ------------
Total stockholders' equity                                           16,280,892      13,039,562
                                                                   ------------    ------------
Total liabilities and shareholders' equity                         $ 20,116,987    $ 20,784,177
                                                                   ============    ============

                 Prosoft I-Net Solutions, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                        Three Months Ended January 31,    Six Months Ended January 31,
                                        ------------------------------    ----------------------------
                                            1998              1997            1998             1997
                                            ----              ----            ----             ----
Revenue:
  Training                               $ 1,525,062      $   453,401     $ 2,726,790      $   967,082
  Courseware                                 150,000                -         176,921                -
                                         -----------      -----------     -----------      -----------
Total revenue                              1,675,062          453,401       2,903,711          967,082
                                         -----------      -----------     -----------      -----------
Costs and expenses:
  Cost of services                         3,057,886        1,367,224       6,628,777        2,421,243
  Sales and marketing                        671,633          743,163       1,369,273        1,183,536
  General and administrative               1,521,901        2,017,796       3,382,051        4,106,027
                                         -----------      -----------     -----------      -----------
Total costs and expenses                   5,251,420        4,128,183      11,380,101        7,710,806

Loss from operations                      (3,576,358)      (3,674,782)     (8,530,232)      (6,743,724)

Interest income, net                          47,088           (6,983)         88,788           50,294
                                         -----------      -----------     -----------      -----------

Loss before provision for income taxes    (3,529,270)      (3,681,765)     (8,387,602)      (6,693,430)

Provision for state franchise tax                  -                -               -            4,000
                                         -----------      -----------     -----------      -----------

Net loss                                 $(3,529,270)     $(3,681,765)    $(8,387,602)     $(6,697,430)
                                         ===========      ===========     ===========      ===========

Net loss per share                       $     (0.32)     $     (0.50)    $     (0.78)     $     (0.91)
                                         ===========      ===========     ===========      ===========

Weighted average number of common
  shares outstanding                      11,072,690        7,378,408      10,756,972        7,364,292
                                         ===========      ===========     ===========      ===========


                 Prosoft I-Net Solutions, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                                             Six Months Ended January 31,
                                                                            ----------------------------
                                                                              1998                  1997
                                                                              ----                  ----

Operating activities
Net loss                                                                   $(8,387,602)         $(6,697,430)
Adjustments to reconcile net loss to cash used in
    operating activities:
                Depreciation and amortization                                1,418,533              371,722
                Changes in operating assets and liabilities:
                Tuition and accounts receivable                               (223,776)            (263,533)
                Prepaid expenses and other current assets                      258,551             (363,761)
                Accounts payable and payable to underwriters                (2,919,184)           1,166,686
                Accrued liabilities                                           (448,546)             106,386
                Deferred revenue                                                98,190              287,476
                                                                          ------------         ------------
Net cash used in operating activities                                      (10,203,834)          (5,392,454)
                                                                          ------------         ------------

Investing activities:
    Purchase of Net Guru Technologies, Inc.                                 (2,699,998)
    Purchase of property and equipment                                        (544,894)            (620,962)
    Notes receivable from officers/shareholders                                117,411             (326,393)
    Deposit on computer leases                                                                      (93,706)
                                                                          ------------         ------------
Net cash used in investing activities                                       (3,127,481)          (1,041,061)
                                                                          ------------         ------------

Financing activities:
    Issuance of common stock                                                11,628,932              322,059
    Principal payments on debt and capital leases                             (880,478)            (158,034)
                                                                          ------------         ------------
Net cash provided by financing activities                                   10,748,454              164,025
                                                                          ------------         ------------


Decrease in cash and cash equivalents                                      (2,582,861)           (6,269,490)
Cash and cash equivalents at the beginning of period                       12,911,684             6,466,460
                                                                          ------------         ------------
Cash and cash equivalents at the end of period                            $10,328,823          $    196,970
                                                                          ===========          ============

Supplementary disclosure of cash paid during the period for:
Interest                                                                  $   188,502          $     30,384
                                                                          ===========          ============
Income taxes                                                              $         -          $      4,000
                                                                          ===========          ============
Supplementary disclosure on non-cash financing activities:
Equipment acquired under capital leases                                   $   173,290          $          -
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

3. In January 1998 and in October 1997 the Company sold then existing courseware and authorization for the reproduction of such courseware to third parties. The two agreements pursuant to which such sales were consummated allow purchasers to reproduce and sell such courseware and provide exclusive rights to sell courseware to customer groups specified therein. The January 1998 transaction provides exclusive rights to sell specified courseware to educational institutions, and the October 1997 transaction provides exclusive rights to sell specified courseware to governmental entities. The January 1998 transaction provides for minimum payments to the Company of $1.6 million over 24 months; and the October 1997 transaction provides for minimum payments to the Company of $1.8 million over 12 months. In April 1998, the Company determined that collectability of amounts due pursuant to these agreements was not sufficiently predictable to allow for accrual accounting in accordance with generally accepted accounting principles. Accordingly, amounts previously accrued, approximately $1.6 million and $3.4 million for the three month and six month periods ended January 31, 1998, repspectively, have been reversed and payments are recorded as revenue when received in cash.

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

The Company has incurred losses aggregating approximately $32 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national training companies focused on the Internet/Intranet. This strategy consisted of opening 35 additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

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

Courseware sales amounted to $150,000 in the three months ended January 31, 1998, compared to zero in the three months ended January 31, 1997. In January 1998 and in October 1997 the Company sold then existing courseware and authorization for the reproduction of such courseware to third parties. The agreements pursuant to which such sales were consummated allow purchasers to reproduce and resell to specified groups customers. The January 1998 transaction allows sales to educational institutions and the October 1997 transaction covers sales to governmental entities. The January 1998 transaction provides for minimum payments to the Company over 24 months of $1.6 million, and the October 1997 transaction provides for minimum payments to the Company over 12 months of $1.8 million. Payments are recorded as revenues when received. See Note 3.

Courseware for specific subjects is offered for sale based on management's evaluation of the maturity of such class offerings and their stage in the class development life cycle. Courseware sales are consummated periodically based on purchaser's evaluation of the economic opportunities offered by the Company.

Cost of Services.

Cost of services is comprised of the following:

                                             Three Months Ended January 31,
                                       -----------------------------------------
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

Courseware sales amounted to $176,921 in the six months ended January 31, 1998, compared to zero in the six months ended January 31, 1997. In January 1998 and in October 1997 the Company sold then existing courseware and authorization for the reproduction of such courseware to third parties. The agreements pursuant to which such sales were consummated allow purchasers to reproduce and resell to specified groups customers. The January 1998 transaction allows sales to educational institutions and the October 1997 transaction covers sales to governmental entities. The January 1998 transaction provides for minimum payments to the Company over 24 months of $1.6 million, and the October 1997 transaction provides for minimum payments to the Company over 12 months of $1.8 million. Payments are recorded as revenues when received. See Note 3.

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

    For the six months ending January 31, 1998, operating activities required cash of $10,203,834. The net loss for the six-month period amounted to $8,387,602. Cash was also required to liquidate accounts payable and payable to underwriters, $2,919,184. During the six months ended January 31, 1998, allowances for doubtful accounts and for estimated returns of courseware materials decreased by approximately $460,000. Such decrease reflects the return of certain courseware which was provided for as of July 31, 1997. Liquidation of accounts payable and payable to underwriters resulted from contractual payments required by courseware development contracts, payment of costs associated with fiscal 1997 courseware sales, cessation of outbound telemarketing activities, settlement of year end performance accruals, and requests for payments by underwriters of fees earned. These cash uses were partially offset by depreciation and amortization accruals and normal fluctuations in other current asset and current liability account balances.

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

    The Company has incurred losses aggregating approximately $32 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national training companies focused on the Internet/Intranet. This strategy consisted of opening 35 additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

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


                         PROSOFT I-NET SOLUTIONS, INC.


Dated: April 13, 1998
                                                     /s/ JERRELL M. BAIRD
                                                     ---------------------------
                                                                Jerrell M. Baird
                                                     Chief Executive Officer and
                                                           Chairman of the Board
                                                       (Duly Authorized Officer)



Dated: April 13, 1998
                                                   /s/ BROOKS A. CORBIN
                                                   -----------------------------
                                                                Brooks A. Corbin
                                                         Chief Financial Officer
                                                   (Principal Financial Officer)