Form 10-Q
period 1998-04-30
PROSOFT I NET SOLUTIONS INC
filed 1998-06-15
CIK 1018693

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending April 30, 1998


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


              3001 Bee Caves Road, Suite 220 Austin, Texas 78746
              --------------------------------------------------
              (Address of Principal Executive Offices)  (Zip Code)

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

     Yes [X]      No [_]

The number of shares of the registrant's common stock, $.001 par value, outstanding as of June 10, 1998, was 11,698,954 shares.

                  Prosoft I-Net Solutions, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                     April 30,       July 31,
                                                       1998            1997
                                                    ------------   ------------
                                                    (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                          $  6,382,854   $ 12,911,684
 Tuition and accounts receivable, less
  allowances of $113,813                               2,234,489      1,646,765
 Notes receivable from officers/shareholders             113,250        308,370
 Prepaid expenses and other current assets               728,707        878,048
                                                    ------------   ------------
Total current assets                                   9,459,300     15,744,867
                                                    ------------   ------------

Property and equipment:
 Computer equipment and software                       5,796,871      5,489,035
 Office equipment, furniture and fixtures              1,859,731      1,030,460
                                                    ------------   ------------
                                                       7,656,602      6,519,495
 Less accumulated depreciation                         3,560,418      1,480,185
                                                    ------------   ------------
                                                       4,096,184      5,039,310
                                                    ------------   ------------

Goodwill, net                                          3,103,083              0
                                                    ------------   ------------

Total assets                                        $ 16,658,567   $ 20,784,177
                                                    ============   ============

Liabilities and stockholders' equity
Current liabilities:
 Note Payable                                       $     40,000   $          0
 Accounts payable                                        382,236      1,817,314
 Accrued payroll and related expenses                    176,492        924,781
 Payable to underwriters                                       0      1,454,375
 Deferred revenue                                        133,851         67,959
 Current portion of capital lease obligations          1,631,331      1,960,221
                                                    ------------   ------------
Total current liabilities                              2,363,910      6,224,650
Obligations under capital leases, net of
 current portion                                         472,653      1,519,965

Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value:
   Authorized - 50,000,000
   Issued and outstanding - 11,666,954 and
    10,119,651 shares, respectively                       11,667         10,120
 Additional capital                                   48,932,579     36,764,338
 Note receivable from stockholder                         (9,500)        (9,500)
 Accumulated deficit                                 (35,112,742)   (23,725,396)
                                                    ------------   ------------
Total stockholders' equity                            13,822,004     13,039,562
                                                    ------------   ------------
Total liabilities and stockholders' equity          $ 16,658,567   $ 20,784,177
                                                    ============   ============

                  Prosoft I-Net Solutions, Inc. and Subsidiary
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                              Three Months Ended             Nine Months Ended
                                                   April 30,                     April 30,
                                          --------------------------    ----------------------------
                                             1998           1997            1998            1997
                                          -----------    -----------    ------------    ------------
Revenue:
    Training                              $ 2,080,211    $   564,824    $  4,807,001    $  1,531,906
    Courseware                                846,250              -       1,023,171               -
                                          -----------    -----------    ------------    ------------

Total revenue                               2,926,461        564,824       5,830,172       1,531,906
                                          -----------    -----------    ------------    ------------

Costs and expenses:
    Cost of services                        3,057,747      3,179,956       9,686,524       5,601,199
    Sales and marketing                     1,225,869      1,945,804       2,595,142       3,129,340
    General and administrative              1,702,710      2,837,803       5,084,761       6,943,830
                                          -----------    -----------    ------------    ------------

Total costs and expenses                    5,986,326      7,963,563      17,366,427      15,674,369
                                          -----------    -----------    ------------    ------------

Loss from operations                       (3,059,865)    (7,398,739)    (11,536,255)    (14,142,463)
Interest income, net                           60,121         32,777         148,909          83,071
                                          -----------    -----------    ------------    ------------

Loss before provision for income taxes     (2,999,744)    (7,365,962)    (11,387,346)    (14,059,392)
Provision for state franchise tax                   -              -               -           4,000
                                          -----------    -----------    ------------    ------------

Net loss                                  $(2,999,744)   $(7,365,962)   $(11,387,346)   $(14,063,392)
                                          ===========    ===========    ============    ============
Loss per share - basic and diluted        $     (0.26)   $     (0.83)   $      (1.05)   $      (1.77)
                                          ===========    ===========    ============    ============
Weighted average number of common
  shares outstanding                       11,370,845      8,914,893      10,796,972       7,933,313
                                          ===========    ===========    ============    ============

                  Prosoft I-Net Solutions, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                     Nine Months Ended April 30,
                                                     ---------------------------
                                                         1998          1997
                                                     ------------  -------------
Operating activities
Net loss                                             $(11,387,346) $(14,063,392)
Adjustments to reconcile net loss to cash used in
 operating activities:
  Depreciation and amortization                         2,080,233       812,616
  Changes in operating assets and liabilities:
    Tuition and accounts receivable                      (578,724)      (78,038)
    Prepaid expenses and other current assets             149,341      (681,763)
    Accounts payable and payable to underwriters       (1,434,878)    2,362,764
    Accrued liabilities                                  (748,289)      218,474
    Deferred revenue                                      (65,892)      190,959
                                                     ------------  ------------

Net cash used in operating activities                 (11,985,555)  (11,238,383)
                                                     ------------  ------------

Investing activities:
  Purchase of businesses                               (1,000,000)
  Purchase of property and equipment                   (1,137,107)   (1,282,612)
  Notes receivable from officers/shareholders             195,120      (803,865)
                                                     ------------  ------------

Net cash used in investing activities                  (1,941,987)   (2,086,477)
                                                     ------------  ------------

Financing activities:
  Issuance of common stock                              8,774,914    21,181,443
  Principal payments on debt and capital leases        (1,376,202)     (519,340)
                                                     ------------  ------------
Net cash provided by financing activities               7,398,712    20,662,103
                                                     ============  ============

Decrease in cash and cash equivalents                  (6,528,830)    7,337,243
Cash and cash equivalents at the beginning of period   12,911,684     6,466,460
                                                     ------------  ------------
Cash and cash equivalents at the end of period       $  6,382,854  $ 13,803,703
                                                     ============  ============
Supplementary disclosure of cash paid during the
 period for:
  Interest                                           $    248,623  $     81,346
                                                     ============  ============
  Income taxes                                       $          -  $      4,000
                                                     ============  ============

Supplementary disclosure on non-cash financing
 activities:
  Equipment acquired under capital leases            $    173,290  $  1,502,351
                                                     ============  ============

                  PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. The condensed consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months and nine months periods ended April 30,1998 are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 1998. The condensed consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the three months and nine months periods ended April 30,1998.

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

    In March 1998 the Company purchased 100% of the outstanding common stock of The Chapel Hill Group-Technology Consultants, Inc. ("The Chapel Hill Group") in exchange for 68,728 shares of the Company's common stock. Subsequent operations of The Chapel Hill Group have been consolidated with the Company's operations. Shares issued in connection with this purchase have been valued at their fair value as of the date the acquisition was consummated, $500,000. Goodwill arising from the acquisition, $459,996, is being amortized over a ten-year period that commenced April 1, 1998.

3. In January 1998 and in October 1997 the Company sold then existing courseware and authorization for the reproduction of such courseware to third parties. The two agreements pursuant to which such sales were consummated allow purchasers to reproduce and sell such courseware and provide exclusive rights to sell courseware to customer groups specified therein. The January 1998 transaction provides exclusive rights to sell specified courseware to educational institutions, and the October 1997 transaction provides exclusive rights to sell specified courseware to governmental entities. The January 1998 transaction provides for minimum payments to the Company of $1.6 million over 24 months; and the October 1997 transaction provides for minimum payments to the Company of $1.8 million over 12 months. In April 1998, the Company determined that collectability of amounts due pursuant to these agreements was not sufficiently predictable to allow for accrual accounting. Accordingly, amounts previously accrued, approximately $1.6 million and $3.4 million for the three month and six month periods ended January 31, 1998, respectively, have been reversed and payments are recorded as revenue when received in cash. During the three month period ending April 30, 1998, cash payments of $200,000 and $550,000 were received on the respective contracts and recognized as revenue.

4. The Company anticipates that its existing resources will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998. In November 1997 the Company received proceeds of approximately $8.4 million in a private placement through the sale of 803,638 shares of common stock. The Company's long-term capital requirements will depend on numerous factors, including the profitability of Training Centers, the acquisition and/or development of additional training tools, and the potential acquisition of complementary businesses or product lines.

    The Company has incurred losses aggregating approximately $35 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national training companies focused on the Internet/Intranet. This strategy consists of opening additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

    If revenue continues to grow as in fiscal 1998, the Company expects to reach quarterly profitability in fiscal year 1999, based on existing resources. However, no assurances can be given that the Company will be successful in realizing these goals. If the Company is unable to increase revenue as anticipated, management will implement a plan to substantially reduce the size of the Company's operations. Such a reduction in operations may reduce the Company's ability to meet expected market demand. The Company's ability to continue as a going concern is dependent upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.

5. Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities (stock options and warrants) were not considered because the effect of their inclusion would have been anti-dilutive.

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

Fluctuations In Quarterly Results
---------------------------------

  The Company's operating results may fluctuate based on various factors, including the frequency of course events, the frequency and size of, and response to, the Company's marketing campaigns, the timing of the introduction of new course titles, customer-site course events, affiliate-site course events, Company-site course events, competitive forces within the current and future markets served by the Company, the spending patterns of its customers, inclement weather and general economic conditions. Fluctuations in quarter-to-quarter results may also occur depending on differences in the timing of, and the time period between, the Company's expenditures on the development and marketing of its courses and the receipt of revenues.

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

Results Of Operations
---------------------

Three Months Ended April 30, 1998 Compared
To the Three Months Ended April 30, 1997
------------------------------------------

REVENUE.

  Training revenue for the three months ended April 30, 1998 amounted to $2,080,211, compared to $564,824 in the three months ended April 30, 1997, an increase of $1,515,387. This increase reflects a higher level of enrollment in the Company's class offerings (6,940 student days in the three months ended April 30, 1998 compared to 2,387 student days in the three months ended April 30, 1997). The increase in student days reflects greater acceptance of the Company's class offerings and more Training Centers being open in fiscal 1998 (30 Training Centers were open at April 30, 1998 compared to 26 Training Centers at April 30, 1997). Average revenue per student fluctuates based on, among other things, the Company's class offerings and participants' class selection.

  Courseware sales increased to $846,250 in the three months ended April 30, 1998, compared to zero in the three months ended April 30, 1997. A majority of this amount ($750,000) is related to existing contracts which authorize the reproduction and resale of courseware to third parties, for which revenue is recognized on a cash basis. During the three month period ending April 30, 1998, cash payments of $200,000 and $550,000 were received on these existing contracts and recognized as revenue. See Note 3.

Courseware for specific subjects is offered for sale based on management's evaluation of the maturity of such class offerings and their stage in the class development life cycle. Courseware sales are consummated periodically based on purchaser's evaluation of the economic opportunities offered by the Company.

COST OF SERVICES.

Cost of services is comprised of the following:

                                      Three Months Ended April 30,
                                      ---------------------------
                                          1998            1997
                                      -----------     -----------

Instruction                            $1,043,065      $  983,247
Classroom costs                         1,422,637       1,008,686
Courseware                                339,543         191,097
Other                                     252,502         996,926
                                       ----------      ----------
 Total                                 $3,057,747      $3,179,956
                                       ==========      ==========

  The Company's cost of services includes the costs associated with course instructors, course materials, classroom equipment, and facilities. Most course instructors are employees and their costs are fixed. For three to six month periods, instructor costs vary based on the Company's expected demand for its class offerings. Instructor travel varies with, among other things, the location of class offerings and local instructor availability. The Company uses instructors, dedicated content employees and contractors to develop course content and materials. The cost of content development varies with the Company's evaluation of the effectiveness of its existing class offerings and the anticipated release of new software products. Most equipment and classroom facility costs are incurred at the Company's own facilities, and are fixed for prospective periods of six to twelve months.

  Cost of services for the three-month period ended April 30, 1998 was $3,057,747 compared with $3,179,956 for the three-month period ended April 30, 1997, a decrease of $122,209.

SALES AND MARKETING.

  Sales and marketing expenses are comprised of the following:

                                              Three Months Ended April 30,
                                              ---------------------------
                                                 1998             1997
                                              ----------       ----------

Advertising and trade shows                   $  389,496       $  516,611
Salaries and wages                               543,910          941,769
Travel and entertainment                          69,416          141,071
Other                                            223,047          346,353
                                              ----------       ----------
 Total                                        $1,225,869       $1,945,804
                                              ==========       ==========

  Sales and marketing expenses for the three months ended April 30, 1998 amounted to $1,225,869, compared to $1,945,804 for the three months ended April 30, 1997, a decrease of $719,935. These expenses consist of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expense objectives are established by the Company's management based on their evaluation of market potential, the expected effectiveness of alternative marketing and sales strategies, and anticipated cost-benefit relationships. Should anticipated cost-benefit relationships not be achieved, the Company's management reevaluates programs and resets cost objectives. The decrease in sales and marketing expense for the three months ended April 30, 1998, compared to the three months ended April 30, 1997, is due to reduced emphasis on advertising and was partially offset by increased emphasis on direct contact with customers, strategic partners, and affiliates.

GENERAL AND ADMINISTRATIVE.

General and administrative expenses for the three months ended April 30, 1998 amounted to $1,702,710, compared to $2,837,803 for the three months ended April 30, 1997, a decrease of $1,135,093. This decrease reflects reduced numbers of employees involved in administrative functions and the timing of certain administrative expenses.

INTEREST INCOME, NET.

Net interest income amounted to $60,121 for the three months ended April 30, 1998, compared to net interest income of $32,777 for the three months ended April 30, 1997, an increase of $27,344. Interest expense, which consists principally of interest paid on capital leases, was offset by interest earned on higher cash balances generated by the proceeds of private placements.

Nine Months Ended April 30, 1998 Compared
To the Nine Months Ended April 30, 1997.
-----------------------------------------

REVENUE.

  Training revenue for the nine months ended April 30, 1998 amounted to $4,807,001, compared to $1,531,906 in the nine months ended April 30, 1997, an increase of $3,275,095. This increase reflects a higher level of enrollment in the Company's class offerings (15,573 student days in the nine months ended April 30, 1998 compared to 4,902 student days in the nine months ended April 30,
1997). The increase in student days reflects greater acceptance of the Company's class offerings and more Training Centers being open in fiscal 1998 (30 Training Centers were open at April 30, 1998 compared to 26 Training Centers at April 30, 1997). Average revenue per student fluctuates based on, among other things, the Company's class offerings and participants' class selection.

  Courseware sales amounted to $1,023,171 in the nine months ended April 30, 1998, compared to zero in the nine months ended April 30, 1997. In January 1998 and in October 1997 the Company sold then existing courseware and authorization for the reproduction of such courseware to third parties. The agreements pursuant to which such sales were consummated allow purchasers to reproduce and resell to specified groups/customers. The January 1998 transaction allows sales to educational institutions and the October 1997 transaction covers sales to governmental entities. The January 1998 transaction provides for minimum payments to the Company over 24 months of $1.6 million, 1998, and the October 1997 transaction provides for minimum payments to the Company over 12 months of $1.8 million. Payments are recorded as revenues when received. See Note 3.

  Courseware for specific subjects is offered for sale based on management's evaluation of the maturity of such class offerings and their stage in the class development life cycle. Courseware sales are consummated periodically based on purchaser's evaluation of the economic opportunities offered by the Company.

COST OF SERVICES.

Cost of services is comprised of the following:

                                              Nine Months Ended April 30,
                                              --------------------------
                                                 1998            1997
                                              ----------      ----------

Instruction                                   $2,993,127      $1,782,490
Classroom costs                                4,019,296       1,828,776
Courseware                                       691,266         360,097
Other                                          1,982,835       1,629,836
                                              ----------      ----------
Total                                         $9,686,524      $5,601,199
                                              ==========      ==========

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

  Cost of services for the nine-month period ended April 30, 1998 was $9,686,524, compared with $5,601,199 for the nine-month period ended April 30, 1997, an increase of $4,085,325. This increase is primarily the result of an increased number of course events, a larger course library, and an increase in the number and training of instructors and content developers.

SALES AND MARKETING.

Sales and marketing expenses are comprised of the following:

                                                    Nine Months Ended April 30,
                                                    --------------------------
                                                       1998            1997
                                                    -----------     ----------
Advertising and trade shows                          $  489,892     $  842,027
Salaries and wages                                    1,437,057      1,512,867
Travel and entertainment                                154,641        229,052
Other                                                   513,552        545,394
                                                     ----------     ----------
   Total                                             $2,595,142     $3,129,340
                                                     ==========     ==========

  Sales and marketing expenses for the nine months ended April 30, 1998 amounted to $2,595,142, compared to $3,129,340 for the nine months ended April 30, 1997, a decrease of $534,198. These expenses consist of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expense objectives are established by the Company's management based on their evaluation of market potential, the expected effectiveness of alternative marketing and sales strategies, and anticipated cost-benefit relationships. Should anticipated cost-benefit relationships not be achieved, the Company's management reevaluates programs and resets cost objectives.

  The decrease in sales and marketing expense for the nine months ended April 30, 1998, compared to the nine months ended April 30, 1997, is due to a focused marketing and sales effort. During the most recent nine month period the Company has placed significantly more emphasis on direct contact with customers, strategic partners, and affiliates and less emphasis on advertising.

GENERAL AND ADMINISTRATIVE.

  General and administrative expenses for the nine months ended April 30, 1998 amounted to $5,084,761, compared to $6,943,830 for the nine months ended April 30, 1997, a decrease of $1,859,069. This decrease reflects reduced numbers of employees involved in administrative functions and the timing of certain administrative expenses.

INTEREST INCOME, NET.

  Net interest income amounted to $148,909 for the nine months ended April 30, 1998, compared to $83,071 for the nine months ended April 30, 1997, an increase of $65,838. Interest expense, which consists principally of interest paid on capital leases, was offset by interest earned on higher cash balances generated by the proceeds of private placements.

Liquidity And Capital Resources
-------------------------------

  From inception, the Company has financed its operations and met substantially all of its capital expenditure requirements primarily through net proceeds from private sales of equity securities. Cash and cash equivalents decreased from $12,911,684 at July 31, 1997 to $6,382,854 at April 30, 1998. Such decrease was the result of net cash used by operations, $11,985,555, and was partially offset by proceeds from private placements of common stock of approximately $8.4 million.

  For the nine months ending April 30, 1998, operating activities required cash of $11,985,555, primarily due to a net loss of $11,387,346. The use of cash to liquidate accounts payable and payable to underwriters of $1,435,078 was offset by depreciation and amortization accruals.

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

  In March 1998, the Company purchased 100% of the outstanding common stock of The Chapel Hill Group in exchange for 68,728 shares of the company's common stock. Subsequent operations of The Chapel Hill Group, which have not been significant to the Company's consolidated operations, have been combined with the Company's operations. Shares issued in connection with this purchase have been valued at their fair value as of the date the acquisition was consummated, $500,000. Goodwill arising from the acquisition, $459,996, is being amortized over a ten-year period that commenced April 1, 1998.

  During the nine months ended April 30, 1998, the Company invested $1,137,107 in equipment and leasehold improvements. This amount could vary going forward based upon the rate of growth in expansion and the Company's continued expenditures on system implementation. Plans have been implemented to increase the capacity of many of the Company's management information systems to handle the anticipated growth in sales, and the Company is developing a sophisticated customer reservation system and an enhanced web page for customers.

  From February through April 1997, the Company received gross proceeds of approximately $22 million in a private placement through the sale of 2,081,758 shares of common stock. Net proceeds from this offering were $20,811,332. In April 1997, the Company sold 408,164 shares of its common stock to an institutional investor for $5 million. The net proceeds from this offering were $4,700,008. In November 1997 the Company received proceeds of approximately $8.4 million in a private placement through the sale of 803,638 shares of common stock. No commissions or finders' fees were paid for this offering.

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

  The Company has incurred losses aggregating approximately $35 million since inception, primarily due to the start-up nature of its business. The Company has used these funds to implement its strategy of becoming one of the leading national training companies focused on the Internet/Intranet. This strategy consists of opening additional state-of-the-art training centers across the country, preparing and executing a national image defining marketing campaign in numerous national publications, recruiting one of the nation's largest high-end group of Internet/Intranet instructors strategically located across the nation, recruiting top management and sales professionals, and developing one of the largest libraries of Internet/Intranet courses available. Having substantially completed these tasks, the Company is beginning to realize increasing revenue.

  If revenue continues to grow, the Company expects to reach quarterly profitability in fiscal year 1999, based on existing resources. However, no assurances can be given that the Company will be successful in realizing these goals. If the Company is unable to increase revenue as anticipated, management will implement a plan to substantially reduce the size of the Company's operations. Such a reduction in operations may reduce the Company's ability to meet expected market demand. The Company's ability to continue as a going concern is dependent upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.

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

Additional Factors That May Affect Results of Operations

Extremely Limited Operating History and Expectation of Continuing Significant Losses

  The Company has a very limited operating history, which makes it difficult to predict future operating results. Although the Company was formed in 1985, from its incorporation until its acquisition of Old ProSoft in March 1996, it had no significant operations. The business of the Company was only begun in February 1995 where it was run as a proprietorship until its acquisition by Old ProSoft in January 1996. The first Training Center was not opened until late 1995. As a result, there is limited financial information concerning the business of the Company of the type commonly used by investors to evaluate a potential investment. In addition, certain aspects of the Company's business are relatively new and have not yet been fully tested in the marketplace. The Company incurred a net loss of $3,074,123 from December 8, 1995 through July 31, 1996. For the twelve months ended July 31, 1997, the Company incurred a net loss of $20,651,273 and expects to continue to incur losses on a quarterly basis through at least early fiscal 1999. The Company's ability to generate significant revenues in the future is subject to uncertainty, particularly with respect to the Internet/Intranet training on which it focuses. There can be no assurances that the Company will be able to address any of those challenges, that its activities will be successful or that projected earnings will result from these activities.

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

Future Capital Requirements and Uncertainty of Future Funding

  Since inception, the Company has been dependent on outside financing to fund its growth. The Company has raised approximately $43 million from the private placement of Common Stock since inception. The Company anticipates that the proceeds from these offerings and cash flows from operations will be sufficient to meet its needs for working capital expenditures through at least fiscal 1998. However, the Company's long-term capital requirements will be dependent on numerous factors, including the profitability of Training Centers, the acquisition and/or development of additional training tools, and the potential acquisition of complementary businesses or product lines.

Need to Respond to Rapid Technological Change

  The market for the Company's products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of the Internet market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in significant part on its ability to continually and on a timely basis introduce new products, services and technologies and to continue to improve the Company's products and services in response to both evolving demands of the marketplace and competitive product offerings.

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

                          PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

  The Company and certain of its present and former officers and/or directors are defendants in three "class action" lawsuits which allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of various state securities laws. Alvarado vs. Prosoft I-Net Solutions, Inc., et al., was filed on or about April 24, 1998 in the Orange County Superior Court, Case No. 793468; Robertson vs. Prosoft I-Net Solutions, Inc., et al., was filed in the same Court on or about April 20, 1998 and Calhoun vs. Prosoft I-Net Solutions, Inc., et al., was filed in same Court on or about June 5, 1998. The three complaints purport to establish a class of shareholders who purchased Prosoft stock between July 21, 1997 and April 13, 1998. No class has been certified at this time.
The complaints allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of various state securities laws. The complaints seek compensatory damages, attorneys' fees, and injunctive relief, as well as other relief. The Company believes that is has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself against the actions.

  The Company is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcomes of which are not determinable at this time. In the opinion of Management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated results of operations and financial condition.

Item 6:   Exhibits And Reports On Form 8-K

          a)  Exhibits

          27  Financial Data Schedule

          b)  Reports on Form 8-K

              A Current Report on Form 8-K, dated April 6, 1998, was filed with the Securities and Exchange Commission (the "Commission") reporting the resignation of the Company's independent auditors and a restatement of its first and second quarter results for fiscal 1998 as a result of a change in revenue recognition practice.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PROSOFT I-NET SOLUTIONS, INC.



 Dated: June 15, 1998
                                           /s/        JERRELL M. BAIRD
                                           -------------------------------------
                                                      Jerrell M. Baird
                                                   Chief Executive Officer
                                                  and Chairman of the Board
                                                  (Duly Authorized Officer)



 Dated: June 15, 1998
                                           /s/        BROOKS A. CORBIN
                                           -------------------------------------
                                                      Brooks A. Corbin
                                                  Chief Financial Officer
                                               (Principal Financial Officer)