Form 10-K405
period 1998-07-31
PROSOFT I NET SOLUTIONS INC
filed 1998-11-13
CIK 1018693

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

    FOR THE FISCAL YEAR ENDED: JULY 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM         TO
                                   --------   ---------
                       COMMISSION FILE NUMBER 000-21535

                               ----------------

                         PROSOFT I-NET SOLUTIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NEVADA                                        87-0448639
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                 3001 BEE CAVES RD. STE. 100, AUSTIN, TX 78746
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

                                (512) 328-6140
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

  The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of October 1, 1998, was $ 34,544,724 based on the number of shares outstanding on such date and the last sale price for the common stock on such date of $3.438 per share as reported on the NASDAQ-- SmallCap market.

  Part III is incorporated by reference from the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1998.

  The number of shares of Common Stock issued and outstanding as of October 1, 1998: 11,750,242.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PROSOFT I-NET SOLUTIONS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                           PAGE
                                                                           NO.
                                                                           ----

                                     PART I

 Item 1.  Business
            General.....................................................     1
            Overview....................................................     1
            Market Background...........................................     2
            The Prosoft Strategy........................................     2
            Products and Services.......................................     4
            Strategic Alliances.........................................     5
            Marketing...................................................     5
            Competition.................................................     6
            Seasonality.................................................     6
            Proprietary Rights..........................................     6
            Employees...................................................     6
 Item 2.  Properties....................................................     7
 Item 3.  Legal Proceedings.............................................     7
 Item 4.  Submission of Matters to Vote of Security Holders.............     8

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................     9
 Item 6.  Selected Financial Data.......................................    10
 Item 7.  Management's Discussion & Analysis of Financial Condition &
          Results of Operations.........................................    10
 Item 8.  Financial Statements and Supplementary Data...................    16
 Item 9.  Changes in and Disagreements with Accountants on Accounting &
          Financial Disclosure..........................................    33

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    33
 Item 11. Executive Compensation........................................    33
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    33
 Item 13. Certain Relationships and Related Transactions................    33

                                    PART IV

 Item 14. Exhibits and Financial Statement Schedules and Reports on Form
          8-K...........................................................    33
 Signatures..............................................................   34
 Exhibit Index...........................................................   36

ITEM 1. BUSINESS

GENERAL

  Prosoft I-Net Solutions, Inc. ("Prosoft" or the "Company") is an Internet solutions company committed to providing comprehensive Internet skills curriculum, vendor-neutral Internet skills certification programs and instructors who can teach the curriculum and certification. Prosoft offers more than 50 instructor led Internet skills courses ranging from one-day end-user workshops to 10-day certification programs. The Certified Internet Webmaster program offered by Prosoft creates the professional skills required to develop and implement e-business solutions in the Internet age. The certification testing program is administered worldwide by testing leader Sylvan Prometric. The Company also sells its courseware to Authorized Training Center resellers.

ORGANIZATION HISTORY

  Prosoft is incorporated under the laws of the State of Nevada. From its incorporation in May 1985 until March 1996, the Company had no significant operations. Beginning in February 1995, the Company's business was operated as a sole proprietorship (the "Proprietorship"). In December 1995, Pro-Soft Development Corp., a California corporation ("Old ProSoft"), was incorporated and acquired the business from the Proprietorship effective January 1, 1996. In March 1996, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Old ProSoft and the Old ProSoft shareholders. Under the terms of the Reorganization Agreement, Old ProSoft shareholders received one share of Common Stock of the Company in exchange for each of their shares of Old ProSoft, and Old ProSoft became a wholly owned subsidiary of the Company (the "Reorganization"). As part of the Reorganization, all the executive officers and directors of the Company resigned and the executive officers and directors of Old ProSoft became the executive officers and directors of the Company and the Company changed its name from Tel-Fed, Inc. to ProSoft Development, Inc. The Company changed its name to Prosoft I-Net Solutions, Inc. in October 1996 and recently announced plans to change its name to prosofttraining.com.

  Under applicable accounting rules, for financial statement purposes, the Reorganization is required to be accounted for as an acquisition of the Company by Old ProSoft, with the additional shares held by the Company's prior shareholders reflected as a recapitalization of Old ProSoft. As a result, the consolidated financial statements included in this annual report for the Company reflect, for the period before the Reorganization, the operations of Old ProSoft.

OVERVIEW

  In response to the current Internet revolution, Prosoft created a courseware library and instructor led training business. It is the mission of Prosoft to be a leading source for acquiring Internet skills. The Company works closely with industry associations, vendors and its partners to define the job roles and skills essential to deploy e-business solutions. Prosoft is unique in its ability to provide certification, curriculum and instruction to close the Internet skills gap created by the rapid adoption of Internet technologies in homes and businesses.

  Prosoft offers comprehensive training solutions. Company services include certification in critical Internet skills, instructor-led training (ILT), instructor-facilitated online learning using the Company's proprietary ProFlex distance learning program, classroom texts, and e-courseware.

  The Company's Certified Internet Webmaster (CIW) certification, currently in its third generation, is offered globally in partnership with IBM, ExecuTrain, and CompUSA, among others. The program is based on key e-business job roles and the skills required to perform them. The CIW curriculum and examinations develop and prove competency in those important job roles. It is a vendor-neutral, standardized method of ensuring that individuals have demonstrated technical competency in selected areas. CIW is endorsed by the Association of Internet Professionals and the World Organization of Webmasters.

  The Company's instructor staff, industry recognized and constantly highly evaluated by their students, brings the Prosoft curriculum to life in the classroom. A staff of over forty professionals give the Company what it believes is the largest group of Internet trainers in the industry.

  ProFlex takes the Company's curriculum to cyber classrooms. Avoiding the technological obstacles that cause most distance learning solutions to fail, ProFlex delivers a classroom caliber training experience without the classroom.

  E-courseware is browser-based interactive curriculum that can also be used to augment ILT. It includes built-in assessment, and can be delivered from an intranet or a stand-alone workstation.

  Prosoft is also a certified Microsoft Authorized Technical Education Center
(ATEC) and a Netscape Education Partner (NEP). These certifications allow Prosoft to conduct official training for Microsoft and Netscape products.

  Historically, Internet instruction has been offered through Company-operated training centers ("Training Centers") that offer training to students from large and small organizations across the United States. The Company also offers tailored onsite training using customer facilities. The customer, at its own expense, sets up onsite training facilities. As of July 31, 1998, the Company operated 31 Training Centers in 18 states. In addition to Prosoft managed sites, Prosoft has increased its offerings through wholesale relationships with other national training companies. The national training companies can add Prosoft curriculum which provides them a new product line at a higher price point to augment their desktop applications and operating system training product lines. The Company provides training services at a wholesale cost of $1,450 to $2,600 per day.

MARKET BACKGROUND

  Companies are migrating to Internet and intranet technologies to sell products, improve customer service, enhance productivity, and access databases worldwide. International Data Corp. (IDC) and Forrester Research, Inc. estimate that more than 200 million users will be online by the year 2000.

  Companies are also developing private internal networks called intranets, which use Internet and World Wide Web infrastructure, standards and technologies, but are inaccessible to the public because of programs known as firewalls. Intranets are being used to improve internal communication, facilitate training, and reduce the need for paper materials such as operational and procedural manuals, internal phone directories, forms, and other items that require frequent updating.

  Training industry market statistics include IDC's estimate of $18 billion spent worldwide to train workers in various information technologies in 1996, with the figure growing to $27.9 billion by 2001. In 1997, according to IDC, instructor-led training in the U.S. was 73 percent of the $8.1 billion U.S. market for information technology training.

THE PROSOFT STRATEGY

  Prosoft is positioned at the intersection of two fast-growing markets, the Internet and the technology training industry. The Company is well positioned to sell training, courseware, and certification in the marketplace.

  Internet software offerings and technologies will continue to evolve, and the training needed to use them must keep pace. Technology trends indicate that end-user interfaces will become friendlier, and that systems supporting them will become more complex. The short curriculum development cycle that the Company maintains allows it to respond quickly to new technologies.

  Prosoft believes that a competitive advantage it possesses over its competitors is the Company's vendor-neutral certification emphasis and expertise in Internet technologies. Although other training institutions may offer a limited number of Internet courses, this type of training is the primary emphasis at Prosoft.

  By its very nature, the World Wide Web is an open environment where no technology supplier dominates. Today's e-business solutions require a team of professionals whose skills extend across the products of multiple vendors. Therefore, hardware and software suppliers are not in the best position to define the job roles and skills required to deploy Internet solutions. Since certification has already been demonstrated as a valid method to establish technical competency, the establishment of vendor-neutral job roles and associated skills is a logical step in the development of the Internet. The Prosoft vendor-neutral Internet skills certification program known as CIW was created to fill this gap. It complements and enhances the already successful certification programs offered by product vendors such as Microsoft, Novell, and Cisco. No one program has emerged as the industry standard for Internet skills certification, but CIW is one of the most mature and comprehensive programs available today. Prosoft believes it is a leader in this certification marketplace.

  As the trend of outsourcing technology training continues, the Company believes that the largest and fastest growing customer base within this market is large organizations that require an array of technology training programs, each designed for a different functional audience. The Prosoft solution-based curriculum has unique programs for audiences such as solution developers, systems engineers, marketing professionals, sales representatives, customer service agents, managers, executives, end users, and dedicated Web professionals.

  Going forward, Prosoft intends to position itself as a wholesale training services company supplying training and curriculum in the United States and Europe. Prosoft will market its products through national training companies. The Company will supply instructors to deliver the courses or train the customer's trainers. The Company will also continue to offer the same services to leading local and regional training companies. This new wholesale plan leverages limited instructor resources and adds a product line in courseware sales with higher gross margins. Prosoft will eliminate most of its training sites, which will reduce fixed expenses and lower the Company's breakeven point. The new plan also includes the retention of a small direct sales force. This sales group will serve current customers and penetrate specific target accounts. This allows the Company to maintain direct customer contact to improve its products and develop the market. The Company will continue to pursue its vendor-neutral certification program, the cornerstone of its curriculum architecture. The Company will also continue to direct market its ProFlex distance learning product, as management believes this product has significant revenue potential in the next 12 to 24 months.

  When the Company's nationwide facilities expansion was originally undertaken, dedicated training facilities were required to teach much of the technically oriented curriculum, as customers were only beginning to install PC networks with Internet connectivity. In addition, much of the Company's early strategy hinged on a plan to sell seats in public classes to individuals. However, with the Company's intention to wholesale its curriculum and services to other training companies, the sites have become less strategic. National training companies and corporate customers now have most of the software, connectivity and supporting hardware they need to conduct Internet skills classes. In addition, as of the fourth quarter of fiscal 1998, ProFlex customers can get and take Prosoft courses at their desks or home offices without making a trip to a classroom site. With these changes, site closures are an obvious way to reduce Prosoft costs without decreasing distribution. Down from a peak of 45 facilities, Prosoft now leases or manages 31 sites of varying sizes. Under the current plan, the Company is evaluating these sites and may close or sublease many of them within the next six months.

  The Company's previous focus on selling individual seats and on maintaining a public schedule resulted in very inefficient scheduling, and correspondingly low instructor utilization. Under a new pricing policy introduced in August 1998, the Company will offer classes at wholesale prices, effectively transferring the risk of filling classes to customers, either resellers or corporate clients. Prosoft still bears the risk of whether a class has enough students to run, but when a Prosoft instructor is sent to teach a class the Company will be assured of covering its costs and earning the forecasted gross margin. The Company's strategy of training customer instructors and selling courseware further leverages the Company's courseware investment and returns additional margin. These changes also make the Company's back office operation much simpler and increase the likelihood of utilizing instructors at a higher rate than under the old model.

PRODUCTS AND SERVICES

 CIW--Certified Internet Webmaster

  CIW is the training industry's first and most comprehensive vendor-neutral Internet skills certification program. Net Guru Technologies first introduced CIW in 1996. Prosoft acquired Net Guru in January 1998 to further expand and promote CIW. CIW is endorsed by international bodies and professional organizations, including the World Organization of Webmasters (WOW), the Association of Internet Professionals (AIP), and the Institute of Certification of Computing Professionals (ICCP).

  Certification testing is delivered through Sylvan Prometric, with exams administered at any of the 1200 Sylvan locations worldwide. Although Sylvan Prometric administers the Prosoft certification exams, the Company retains all rights to its course content and examinations. This ownership provides a revenue opportunity in such areas as exam guides, self-study materials, and online pre-assessments.

  The certification framework includes four levels:

  Level 1--Generalist (Foundation): Level 1 establishes the foundation skills that are required for all levels of specialization. It certifies the basic knowledge needed by an e-business professional and provides the minimum background required to pursue further specialization.

  Level 2--Specialist: Level 2 establishes the specialist skills associated with e-business job roles. Level 2 tracks are vendor-neutral and emphasize core concepts, standards, technologies, and product options. The following tracks provide specialization options for IT professionals:

  CIW Site Designer
  CIW Application Developer
  CIW Enterprise Developer
  CIW Server Administrator
  CIW Internetworking Professional
  CIW Security Professional
  CIW E-Commerce Professional

  Level 3--Product Specialist: Level 3 establishes product-specific skills. Such skills are product-unique and enable individuals to implement product-specific solutions. Prosoft works closely with vendors to introduce courses associated with CIW Level 3. Vendor's own courses also fulfill requirements for this level.

  Level 4--e-Business Solutions Architect: Level 4 is under development at this time. It is the highest level of e-business course work and requires multi-disciplinary skills developed across several job roles. Skills at this level will be validated using a combination of testing and verification of practical experience. A certified e-Business Solutions Architect will be able to integrate multiple products across platforms to deliver e-business solutions.

 Courseware

  Once Prosoft has designed the books and materials that will constitute the courseware for a given class, it is able to internally produce such courseware on demand. Courseware is used in Prosoft instructor led training and is sold to authorized resellers. The Company intends to continue to develop courseware for new Internet product and technology releases.

 Distance Learning

  The Prosoft distance learning product is called ProFlex Training. ProFlex Training classes are delivered over the Internet and are instructor-led and self-paced. Prosoft just completed the first commercial delivery in the fourth quarter of fiscal 1998 and has received outstanding feedback. The main difference between CBT (computer based training), Web-based training, and ProFlex is that the ProFlex facilitator is live. The instructor conducts class meetings via conference calls, technology already well deployed in corporations, as opposed to "streaming" technologies for video and voice. The product does not rely on third-party distance learning software and requires no extra client investment. Between "classes," the instructor and students keep in touch via e-mail messages. The instructor also maintains published "office hours" to accommodate student phone calls. Students complete offline assignments focused specifically toward real-life scenarios. Through repetition, the skills addressed during the conference call sessions are reinforced. Assignments are sent to the instructor via e-mail before the next conference call, to ensure student accountability. Students can also interact with the instructor and other students through discussion threads and in a chat environment as necessary. This interchange happens in a dedicated online environment called ProFlex Support. ProFlex Support (PFS) also has a "help desk" which serves as an e-mail link between student and instructor during the course. ProFlex allows companies with offices in different areas to ensure a consistent training standard company-wide. Students in ProFlex courses use the same proven curriculum as those in traditional Prosoft ILT courses.

STRATEGIC ALLIANCES

 Authorized Resellers and Partners

  In June 1997, Prosoft and Netscape entered into a Development and Distribution Agreement under which Prosoft created courseware for the Netscape Communicator product. This courseware is distributed by both Prosoft and Netscape.

  In February 1998, the Company began a relationship with IBM. In May 1998, that relationship was expanded to a business partnership. A courseware license contract with IBM was signed on August 26, 1998, expanding the relationship worldwide. This license allows IBM training sites access to Prosoft curriculum for one year and has already resulted in ancillary instruction and consulting business.

  In September 1998, the company announced it had signed agreements with CompUSA and ExecuTrain to provide their worldwide training centers with Prosoft curriculum, instructors and the CIW program. Worldwide these companies have almost 500 sites. For these resellers, Internet skills training is a logical product extension to their already successful training businesses. Their customers are asking for Internet skills training and the per-seat revenue on these courses is higher than a typical desktop application course.

 Authorized Training Center Program

  Prosoft offers selected providers an instructor certification program. Training providers who meet stringent criteria can become Prosoft Certified Training Centers (PCTCs). This arrangement allows training organizations to offer CIW certification and training by licensing Prosoft courseware and certifying their instructors as CIW Certified Trainers.

 Publishing Relationships

  Prosoft content is available in a retail format through McGraw-Hill who publishes a certification guide for CIW Administrator. The Company is working with other publishers in the industry to make Prosoft content more easily accessible through retail channels.

MARKETING

  Prosoft will market Internet and intranet training through its own internal sales and marketing organization, with additional distribution through key strategic alliances. As of September 15, 1998, the Company's sales and marketing organization consisted of 30 employees.

COMPETITION

  Historically, few computer-training companies offered the same breadth and depth of Internet and intranet courses as Prosoft. However, as the technology has continued to grow in popularity and become mandatory productivity tools in the workplace, several existing training companies have increased their focus on Internet/intranet training.

  Although studies by the American Society for Training and Development and the International Technology Training Association consistently demonstrate that hands-on, instructor led training is the most effective way to learn technology-oriented subject matter, most Internet users in the United States have not had access to this type of training. Historically, most Internet instruction was delivered seminar-style in hotel auditoriums or similar venues using passive training techniques such as slides, multimedia presentations or perhaps an overhead of an instructor's computer in action. Several national and regionally based Internet/intranet and technology training companies now have direct, high speed access to the Internet and offer hands-on, instructor-led training. These include Learning Tree, New Horizons, Productivity Point, ExecuTrain, Global Knowledge Network, Wave Technologies, Aris, U.S. Web Learning, Knowledge Universe, and several regional and local training companies.

SEASONALITY

  The Company's revenues and income vary from quarter to quarter due to seasonal and other factors. The Company experiences greater revenue in the second half of its fiscal year (February through July) than in the first half of its fiscal year (August through January). This seasonality is due partly to customers' seasonal spending patterns, corporate training budgets, as well as weather, holiday and vacation patterns.

PROPRIETARY RIGHTS

  Most Prosoft courseware is protected by copyright laws. The Company has also filed for trademark and service mark registration for certain of its products, tag lines and feature names. The Company will continue to seek copyright registration on certain newly developed courseware products and on software products.

EMPLOYEES

  As of September 15, 1998, Prosoft had 130 full-time employees. Of this total, 40 were instructors. All Prosoft instructors maintain current technology and teaching skills through regular Prosoft training preparation sessions (T-preps). T-preps bring instructors together for intensive and focused training sessions on new technologies, courses, and interactive communication skills. Additionally, all Prosoft instructors are certified CIW professionals. Senior instructors also maintain vendor certification in Microsoft, Netscape, and Novell technologies. ProFlex instructors undergo additional training focused on teaching online learning and distance learning sessions. The Company also uses its instructors for curriculum development, sales support and consulting.

ITEM 2. PROPERTIES

  As of September 30, 1998, the Company had entered into leases for commercial space in the following locations:

                                                  SQUARE  MONTHLY      RENT
LOCATION                                          FOOTAGE  LEASE    EXPIRATION
--------                                          ------- ------- --------------
Carson, CA*...................................... 11,084  $14,064 December 1999
North Hollywood, CA*.............................  4,377  $ 6,566 April 1999
Santa Ana, CA*+.................................. 16,191  $17,001 September 1999
Jacksonville, FL*+...............................  6,191  $ 6,325 January 2000
Atlanta, GA*.....................................  3,127  $ 3,648 December 2001
New York, NY*....................................  5,558  $ 7,874 March 2002
Austin, TX*+..................................... 10,253  $15,348 July 2003
Dallas, TX*......................................  5,022  $ 8,082 January 2002
Oak Brook, IL*...................................  2,520  $ 3,825 November 1998
Vienna, VA*......................................  3,497  $ 5,732 November 2001
Chapel Hill, NC +................................    473  $   788 Monthly
Charlotte, NC*...................................    850  $ 1,850 April 1999

--------
*  Open Training Center
+  Administrative Office Space

  In addition, Prosoft has entered into an Affiliate Program with several independent training, consulting, distribution and reseller companies under which the affiliates provide space to Prosoft for its Training Centers. Prosoft use of such affiliates' space is not subject to a lease or sublease arrangement, but rather is set forth in an agreement under which Prosoft is allowed to use the affiliates' facilities at certain times to provide training in exchange for commissions or royalties. The lease or rental agreements reside with the affiliate and Prosoft has no fixed obligation or liability for this rent. Prosoft is obligated to pay such affiliates a royalty of 5% of the training revenues generated at affiliates' sites. In addition, the Company is responsible for all necessary tenant improvements made at the affiliates' locations, which can range from $5,000 to $50,000 per site. As of September 30, 1998, the Company operated 16 Training Centers under this type of arrangement in the following locations:

      Philadelphia, PA              Indianapolis, IN                    Raleigh, NC
      Gaithersburg, MD              Irving, TX                          Richardson, TX
      Nashville, TN                 Largo, FL                           Denver, CO
      Charlotte, NC                 Springfield, VA                     Tulsa, OK
      Chicago, IL                   Overland Park, KS                   Greenville, SC
      Deerfield Beach, FL

ITEM 3. LEGAL PROCEEDINGS

  The Company and certain of its present and former officers and/or directors are defendants in three "class action" lawsuits which allege, among other things, that the defendants made false and /or misleading public statements regarding the Company and its financial condition in violation of various state securities laws. On April 20, 1998, an initial class action complaint was filed against Prosoft in the case entitled Robertson v. Prosoft I-Net Solutions, Inc., et al., Orange County (California) Superior Court Case No. 793247. On April 24, 1998, a second class action complaint containing essentially identical allegations was filed in the case entitled Alvarado v. Prosoft I-Net Solutions, Inc. et al, Orange County Superior Court Case No. 793468. Finally, a third class action complaint was filed on June 5, 1998, in the case entitled Calhoun v. Prosoft I-Net Solutions, Inc. et al, Orange County Superior Court Case No. 795190. The three complaints purport to establish a class of shareholders who purchased Prosoft stock between July 21, 1997 and April 13, 1998. By stipulation of the parties, Calhoun and Alvarado have been consolidated with Robertson, lead counsel has been appointed, and plaintiffs have filed a consolidated amended complaint. The complaints allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of various state securities laws. The complaints seek compensatory damages, attorneys' fees, and injunctive relief, as well as other relief. The Company believes that it has meritorious defenses to the plaintiffs' claims, and it intends to defend itself vigorously against the actions.

  The Company is also engaged in litigation filed in Jackson County (Michigan) Circuit Court on April 22, 1998. In the case Frank J. DiSanto v. Prosoft I-Net Solutions, Inc., Jackson County Circuit Court Case No. 98-87738-CK, plaintiff's complaint alleges misrepresentation in connection with a confidential offering memorandum, pursuant to which plaintiff purchased $600,000 worth of stock. Plaintiff is seeking rescission of the stock purchase, interest, attorney fees and other unspecified damages. The Company has filed an Answer and Affirmative Defenses denying liability. The Company believes that it has meritorious defenses to the plaintiffs' claims, and it intends to defend itself vigorously in this lawsuit.

  The Company and certain of its former officers and predecessor entity(s), among others, are defendants to a lawsuit currently pending before the Superior Court for the State of California, County of Los Angeles as Case No. BC194941 (the "Lawsuit") entitled Kassner and Jay v. Prosoft I-Net Solutions, Inc., et al. The Company believes the Lawsuit was originally filed July 27, 1998; the First Amended Complaint in the Lawsuit was filed on September 30, 1998. Plaintiffs allege in the First Amended Complaint, among other things, that the Company participated in a conspiratorial scheme to breach fiduciary duties owed by others to the plaintiffs, to engage in unfair competition and to defraud the plaintiffs. The plaintiffs seek compensatory damages, disgorgement of profits, punitive damages, and attorneys' fees, as well as other relief. The Company believes it has meritorious defenses to the plaintiffs' claims, and it intends to defend itself vigorously in the Lawsuit.

  Separately, the Company is also the defendant in several claims and lawsuits arising out of the ordinary course of business, whose outcomes cannot be determined yet. Management believes that any liability the Company may incur will not materially affect the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock currently trades on the NASDAQ SmallCap Market, under the trading symbol of "POSO." Before December 6, 1996, the Company's Common Stock traded on the National Association of Security Dealers Over-the-Counter (OTC) Market Bulletin Board. For the period before December 6, 1996, the following table sets forth the high and low bid quotations for the Common Stock as reported by various Bulletin Board market makers. For the period on or after December 6, 1996, the following table sets forth the price range of high and low last sales price per share for the Common Stock as reported by NASDAQ.

   QUARTER                                                         LOW    HIGH
   -------                                                        ------ ------
   May 1, 1998--July 31, 1998.................................... $ 2.88 $ 8.00
   February 1, 1998--April 30, 1998.............................. $ 3.50 $ 9.50
   November 1, 1997--January 31, 1998............................ $ 6.50 $14.75
   August 1, 1997--October 31, 1997.............................. $10.00 $17.25
   May 1, 1997--July 31, 1997.................................... $ 6.25 $10.75
   February 1, 1997--April 30, 1997.............................. $11.00 $18.00
   November 1, 1996--January 31, 1997............................ $16.38 $20.00
   August 1, 1996--October 31, 1996.............................. $18.00 $20.00

  On October 1, 1998, the Company had approximately 230 stockholders of record.

  To date, no dividends have been declared or paid on any capital stock of the Company, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                    PROPRIETORSHIP
                                                        COMPANY       FEBRUARY 1,
                           COMPANY       COMPANY      DECEMBER 6,    1995 (DATE OF
                         FISCAL YEAR   FISCAL YEAR      1995 TO      INCEPTION) TO
                          ENDED JULY    ENDED JULY   ENDED JULY 31,  DECEMBER 31,
                           31, 1998      31, 1997         1996           1995
                         ------------  ------------  -------------- ---------------
Consolidated Statement
 of Operations Data:
  Revenue............... $  8,836,685  $  3,483,140   $   907,772      $  77,477
  Cost of services......   13,685,680    10,197,373       698,725         60,526
                         ------------  ------------   -----------      ---------
  Gross profit (loss)...   (4,848,995)   (6,714,233)      209,047         16,951
  Operating expenses:
    Sales and market-
     ing................    3,962,534     4,918,942       426,221         44,769
    General and adminis-
     trative............    7,959,767     9,215,521     2,788,188        556,382
                         ------------  ------------   -----------      ---------
  Loss from operations..  (16,771,296)  (20,848,696)   (3,005,362)      (584,200)
  Interest income (ex-
   pense)...............      246,173       201,423       (67,961)       (20,126)
                         ------------  ------------   -----------      ---------
  Loss before provision
   for taxes............  (16,525,123)  (20,647,273)   (3,073,323)      (604,326)
  Provision for state
   franchise tax........          --          4,000           800            --
                         ------------  ------------   -----------      ---------
  Net loss.............. $(16,525,123) $(20,651,273)  $(3,074,123)     $(604,326)
                         ============  ============   ===========      =========
  Loss per share--basic
   and diluted.......... $      (1.48) $      (2.48)  $     (0.61)
  Shares used in comput-
   ing loss per share...   11,143,166     8,312,911     5,011,781
                         AT JULY 31,   AT JULY 31,    AT JULY 31,   AT DECEMBER 31,
                             1998          1997           1996           1995
                         ------------  ------------  -------------- ---------------
Consolidated Balance
 Sheet Data:
  Working capital (defi-
   ciency).............. $  3,334,066  $  9,529,717   $ 6,764,828      $(561,885)
  Total assets..........   12,524,021    20,793,677     8,997,490        765,990
  Capital lease
   obligations, net of
   current portion......      559,205     1,519,965       437,532        308,671
  Stockholders' equity
   (owner's deficit)....    8,772,884    13,049,062     7,694,729       (194,473)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes. It includes certain forward-looking statements. Actual results could differ materially and numerous factors may affect future results, liquidity and capital resources. These factors include softness in the general economic environment, the Company's limited operating history and expectation of continuing significant losses, uncertainty of a rapidly evolving market, future capital requirements and uncertainty of future funding, the need to respond to rapid technological change and a highly competitive market. The Company believes that recent changes in its business strategy will improve operations; however, future revenues and margin trends cannot be reliably predicted and may cause the Company to adjust its business strategy during fiscal 1999.


DEVELOPMENT OF BUSINESS

  Prosoft, and previously, the Proprietorship, has delivered training in vocational and advanced technical subjects since February 1995. Initially, most of its time and resources were spent in developing government-funded Joint Training Partnership Agreement (JTPA) vocational business and qualifying as a recipient of JTPA funds. Resources were also spent training and developing the initial staff of Microsoft Certified Engineers, Developers and Trainers and in securing and maintaining its status as a Microsoft ATEC. Limited vocational training sales started in late 1995.

  After completing a private placement of stock in February 1996, the Company expanded its vocational training capacity. While expanding the government-funded vocational business, the Company embarked on a strategy to build a nationwide network of Training Centers. To support this expansion strategy, the Company significantly increased its accounting, operational, administrative, marketing, sales, courseware development, instructor development, instructor, information systems and technology staffing. The overhead costs associated with the network of Training Centers continued to outpace the revenues generated. As mentioned in earlier sections, Prosoft has begun to close Training Centers that were not profitable, and refocus its efforts to provide curriculum and instruction services to the training market. Recent distribution agreements with ExecuTrain, CompUSA, and IBM should provide a solid foundation to implement this strategy and remain the leader in Internet/intranet skills development.

RESULTS OF OPERATIONS

 Year Ended July 31, 1998 Compared to Year Ended July 31, 1997

  Revenues. Revenues for the year ended July 31, 1998, were $8,836,685, compared with $3,483,140 for the year ended July 31, 1997. The increase in revenues reflects a higher level of enrollment in the Company's class offerings and increased sales of courseware through license agreements.

  Cost of Services. The Company's cost of services includes the costs associated with course instructors, content developers, course materials and equipment and classroom facilities. Cost of services for the year ended July 31, 1998, was $13,685,680, compared with $10,197,373 for the year ended July 31, 1997. The increase is primarily due to fiscal year 1998 being the Company's first full year of operation as a national training company. Fiscal year 1998 had an increased number of course events, and a larger course library.

  Sales and Marketing. Sales and marketing expense consists of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. Sales and marketing expenses for the year ended July 31, 1998, were $3,962,534, compared with $4,918,942 for the year ended July 31, 1997. The decrease in sales and marketing expenses is the result of a focused marketing and sales effort that yielded reduced expenditures for advertising and travel which more than offset increases in sales commissions. Marketing expenses did increase in the last two quarters of the fiscal year as a direct result of the Company's attempt to sell more seats in its Training Centers. This program has been abandoned for fiscal year 1999.

  General and Administrative. General and administrative expenses for the year ended July 31, 1998, were $7,959,767, compared to $9,215,521 for the year ended July 31, 1997. General and administrative expenses decreased as a result of a reduction in the number of employees, a reduction in the use of outside services, and lower recruitment and relocation expenses.

  Interest. Net interest income for the year ended July 31, 1998, was $246,173, compared to $201,423 for the year ended July 31, 1997. Interest expense, which consists principally of interest paid on capital leases, increased for the year ended July 31, 1998, due to an increase in the amount of equipment financed under capital leases. However, this increase was more than offset by interest earned from higher cash balances generated by the proceeds from private placement offerings completed in 1997.

  Net Loss. Net loss for the year ended July 31, 1998, was $16,525,123, compared to $20,651,273 for the year ended July 31, 1997. The decrease in the net loss was the result of increased revenues through a larger number of students and classes taking place throughout the year, the sale of licenses for courseware developed by the Company, and a reduction in both sales and marketing and general and administrative expenses.

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

  Cost of Services. The Company's cost of services includes the costs associated with course instructors, content developers, course materials and equipment and classroom facilities. Cost of services for the twelve-month period ended July 31, 1997 was $10,197,373 compared with $698,725 for the eight-month period ended July 31, 1996. This increase is primarily the result of an increased number of course events, a larger course library, and an increase in the number of and training of instructors and content developers in the twelve-month period ended July 31, 1997 compared to the corresponding period of the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

  From inception, the Company has financed its operations and met a portion of its capital expenditure requirements primarily through net proceeds from private sales of equity securities. Cash and cash equivalents decreased from $12,911,684 at July 31, 1997, to $3,311,014 at July 31, 1998. For the year ended July 31, 1998, operating activities used cash of $15,883,008, primarily due to a net operating loss of $16,525,123.

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

  In January 1998, the Company purchased 100% of the outstanding common stock of Net Guru Technologies, Inc. in exchange for $1,000,000 and 152,809 shares of the Company's common stock. Subsequent operations of Net Guru Technologies, Inc., which have not been significant to the Company's consolidated operations, have been included in the Company's operations since the acquisition date. Shares issued in connection with this purchase have been valued at $1,700,000, their fair value as of the date the acquisition was consummated. Goodwill of $2,687,886 arising from the acquisition is being amortized over a seven-year period that commenced January 1, 1998.

  In March 1998, the Company purchased 100% of the outstanding common stock of The Chapel Hill Group in exchange for 68,728 shares of the Company's common stock. Subsequent operations of The Chapel Hill Group, which have not been significant to the Company's consolidated operations, have been included in the Company's operations since the acquisition date. Shares issued in connection with this purchase have been valued at $500,000, their fair value as of the date the acquisition was consummated. Goodwill of $459,996 arising from the acquisition is being amortized over a seven-year period that commenced April 1, 1998.

  During the twelve months ended July 31, 1998, the Company invested $1,018,814 in equipment and leasehold improvements.

  The Company has incurred losses of approximately $40 million since inception, primarily due to the startup nature of its business. However, due to the recent sales reorganization and refocusing efforts, the Company is beginning to realize increasing revenue. This shift in the business strategy should result in a reduction in overhead. If revenues continue to grow as demonstrated in fiscal 1998, the Company hopes to reach quarterly profitability in the third quarter of fiscal 1999. In addition, the Company expects to receive proceeds of approximately $1 million in a private placement of common stock, $2 million in a private placement of convertible debt secure a $3.5 million asset based credit line in the second quarter of fiscal 1999. The Company anticipates that its existing resources, along with these financings, will be sufficient to meet its needs for working capital expenditures through at least fiscal 1999. However, no assurances can be given that the Company will be successful in realizing its goals or obtaining this new financing. The Company's ability to continue as a going concern depends upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.

  The above discussion concerning future financing needs changes in business strategy, and factors affecting liquidity are forward-looking statements. Although management believes that these statements are reasonable in view of the facts available to it, there can be no assurance that all of these statements will prove to be accurate. There are numerous factors which could have a material impact upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere herein.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS

 Limited Operating History and Expectation of Continuing Significant Losses

  The Company has a limited operating history, which makes it difficult to predict future operating results. The Company incurred a net loss of $3,074,123 from December 8, 1995 through July 31, 1996. For the twelve months ended July 31, 1997, the Company incurred a net loss of $20,651,273. For the twelve months ended July 31, 1998, the Company incurred a net loss of $16,525,123 and expects to continue to incur losses on a quarterly basis through at least the second quarter of fiscal 1999. The Company's ability to generate significant revenues in the future is subject to uncertainty, particularly with respect to the Internet/intranet training on which it focuses. There can be no assurances that the Company will be able to address any of those challenges, that its activities will be successful or that projected earnings will result from these activities.

 Uncertainty of Rapidly Evolving Market

  The market for Internet/intranet products and services has only recently begun to develop and is rapidly evolving. The Company and its prospects must be considered in light of the risks, costs and difficulties frequently encountered by companies in their early development, particularly companies in the new and rapidly evolving Internet market. Moreover, due to the intense competition in the emerging markets addressed by the Company, it must seek to expand rapidly, increasing the challenges it faces, and making it more difficult for the Company to recover from business errors.

 Future Capital Requirements and Uncertainty of Future Funding

  Since inception, the Company has been dependent on outside financing to fund its growth. The Company has raised approximately $43 million from the private placement of common stock since inception and anticipates receiving proceeds of approximately $3 million in private placements of common stock and convertible debt in the second quarter of fiscal 1999. However, no assurances can be given that the Company will be successful in obtaining this financing or that such financing will be available on terms favorable to the Company. Failure to obtain such additional financing could have a material adverse affect on the Company's business, financial condition or results of operation.

 Need to Respond to Rapid Technological Change

  The market for the Company's products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. These market characteristics are exacerbated by the emerging nature of the Internet market and the fact that many companies will introduce new Internet products and services in the near future. The Company's future success will depend largely on its ability to continually and promptly introduce new products, services and technologies and to improve its products and services in response to evolving market demands and increasing competition.

 Highly Competitive Market

  The training market is highly competitive. The Company is subject to intense competition from a large number of public and private companies providing training, many of which are older, larger, and have greater financial and personnel resources than the Company. In addition, the market for Internet products and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants with competing products and services. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

 Impact of Year 2000

  Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and payroll), student and customer services, embedded computer chips, networks, and telecommunications equipment and end products. The Company also relies, directly or indirectly, on external systems of business enterprises such as customers, suppliers, and creditors, financial organizations, and governmental entities for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Company. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company may not have fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operations of the enterprises with which the Company interacts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Auditors
  Grant Thornton LLP.......................................................  17
  Ernst & Young LLP........................................................  18
  Kelly & Company..........................................................  19

Financial Statements of Prosoft I-Net Solutions, Inc. and Predecessor
  Consolidated Balance Sheets at July 31, 1998 and 1997....................  20
  Consolidated Statements of Operations for the years ended July 31, 1998 and July 31, 1997, and for the periods ended July 31, 1996 and December
   31, 1995................................................................  21
  Consolidated Statements of Stockholders' Equity for the year ended July
   31, 1998 and July 31, 1997, and for the periods ended July 31, 1996 and
   December 31, 1995.......................................................  22
  Consolidated Statements of Cash Flows for the year ended July 31, 1998 and July 31, 1997, and for the periods ended July 31, 1996 and December
   31, 1995................................................................  23
  Notes to Consolidated Financial Statements...............................  25

Schedule
  Schedule II--Valuation and Qualifying Accounts...........................  38

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Prosoft I-Net Solutions, Inc.

  We have audited the accompanying consolidated balance sheet of Prosoft I-Net Solutions, Inc. and Subsidiaries as of July 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prosoft I-Net Solutions, Inc. at July 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

  We have also audited Schedule II for the year ended July 31, 1998. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ Grant Thornton LLP
Dallas, Texas
September 11, 1998 (except for the second
paragraph of Note B, as to which
the date is November 12, 1998)

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Prosoft I-Net Solutions, Inc.

  We have audited the accompanying consolidated balance sheet of Prosoft I-Net Solutions, Inc. (formerly known as ProSoft Development, Inc.) as of July 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended July 31, 1997 and the period from December 8, 1995 (date of incorporation) to July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prosoft I-Net Solutions, Inc. at July 31, 1997, and the consolidated results of its operations and its cash flows for the year ended July 31 1997 and the period from December 8, 1995 (date of incorporation) to July 31, 1996, in conformity with generally accepted accounting principles.

                                                /s/ Ernst & Young LLP

Orange County, California
October 24, 1997

                        REPORT OF INDEPENDENT AUDITORS

To the Owner
Professional Development Institute (a Sole Proprietorship)

  We have audited the accompanying balance sheet of Professional Development Institute (a Sole Proprietorship) as of December 31, 1995, and the related statements of operations, owner's deficit and cash flows for the period February 1, 1995 (date of inception) to December 31, 1995 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Development Institute (a Sole Proprietorship) as of December 31, 1995, and results of its operations and cash flows for the period February 1, 1995 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.

                                          /s/ Kelly & Company

Newport Beach, California
March 8, 1996

                 PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             JULY 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
                      ASSETS
                      ------
Current assets
Cash and cash equivalents..........................  $  3,311,014  $ 12,911,684
Tuition and accounts receivable, less allowances of
 $329,802 and $506,182 at July 31, 1998 and 1997,
 respectively......................................     2,224,638     1,646,765
Notes receivable from officers/stockholders........       422,750       317,870
Prepaid expenses and other current assets..........       567,596       878,048
                                                     ------------  ------------
Total current assets...............................     6,525,998    15,754,367
Property and equipment
Computer equipment and software....................     5,744,480     5,489,035
Office equipment, furniture and fixtures...........     1,939,270     1,030,460
                                                     ------------  ------------
                                                        7,683,750     6,519,495
Less accumulated depreciation......................     4,584,566     1,480,185
                                                     ------------  ------------
                                                        3,099,184     5,039,310
Other assets
Goodwill, net of accumulated amortization of
 $249,043..........................................     2,898,839           --
                                                     ------------  ------------
Total assets.......................................  $ 12,524,021  $ 20,793,677
                                                     ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities
Accounts payable...................................  $  1,054,866  $  1,817,314
Accrued payroll and related expenses...............       648,802       924,781
Payable to underwriters............................           --      1,454,375
Deferred revenue...................................        23,105        67,959
Current portion of capital lease obligations.......     1,465,159     1,960,221
                                                     ------------  ------------
Total current liabilities..........................     3,191,932     6,224,650
Capital lease obligations, net of current portion..       559,205     1,519,965
                                                     ------------  ------------
Total liabilities..................................     3,751,137     7,744,615
Commitments and contingencies......................           --            --
Common stock subject to redemption.................     2,056,520           --
Stockholders' equity:
  Common stock, $.001 par value; Authorized
   shares--50,000,000; issued and outstanding
   shares--11,502,079 and 10,119,651 shares at July
   31, 1998 and 1997, respectively.................        11,502        10,120
  Additional paid-in capital.......................    47,030,129    36,764,338
  Accumulated deficit..............................   (40,250,519)  (23,725,396)
                                                     ------------  ------------
                                                        6,791,112    13,049,062
  Less common stock in treasury, at cost; 11,912
   shares..........................................        74,748           --
                                                     ------------  ------------
    Total stockholders' equity.....................     6,716,364    13,049,062
                                                     ------------  ------------
    Total liabilities and stockholders' equity.....  $ 12,524,021  $ 20,793,677
                                                     ============  ============

                 PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     PREDECESSOR
                                         COMPANY                       ENTITY
                         ------------------------------------------ -------------
                                                      PERIOD FROM    PERIOD FROM
                                                      DECEMBER 8,    FEBRUARY 1,
                                                     1995 (DATE OF  1995 (DATE OF
                           YEARS ENDED JULY 31,      INCORPORATION) INCEPTION) TO
                         --------------------------   TO JULY 31,   DECEMBER 31,
                             1998          1997           1996          1995
                         ------------  ------------  -------------- -------------
Revenue................. $  8,836,685  $  3,483,140   $   907,772     $  77,477

Costs and expenses
  Cost of services......   13,685,680    10,197,373       698,725        60,526
  Sales and marketing...    3,962,534     4,918,942       426,221        44,769
General and
 administrative.........    7,959,767     9,215,521     2,788,188       556,382
                         ------------  ------------   -----------     ---------
    Total costs and
     expenses...........   25,607,981    24,331,836     3,913,134       661,677
                         ------------  ------------   -----------     ---------
    Loss from
     operations.........  (16,771,296)  (20,848,696)   (3,005,362)     (584,200)
Interest income.........      246,173       201,423           --            --
Interest expense........          --            --        (67,961)      (20,126)
                         ------------  ------------   -----------     ---------
    Loss before provi-
     sion for income
     taxes..............  (16,525,123)  (20,647,273)   (3,073,323)     (604,326)
Provision for state
 income tax.............          --          4,000           800           --
                         ------------  ------------   -----------     ---------
    Net loss............ $(16,525,123) $(20,651,273)  $(3,074,123)    $(604,326)
                         ============  ============   ===========     =========
Loss per share--basic
 and diluted............ $      (1.48) $      (2.48)  $      (.61)
                         ============  ============   ===========
Weighted average shares
 outstanding............   11,143,166     8,312,911     5,011,781
                         ============  ============   ===========



        The accompanying notes are an integral part of these statements.

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   PRO-SOFT
                  PREDECESSOR  DEVELOPMENT CO.
                    ENTITY       COMMON STOCK         COMMON STOCK                    TREASURY STOCK
                  ----------- -------------------  -------------------  ADDITIONAL   -----------------
                    OWNER'S                                               PAID-IN                       ACCUMULATED
                    DEFICIT     SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL    SHARES    AMOUNT     DEFICIT
                  ----------- ----------  -------  ----------  -------  -----------  -------  --------  ------------
Capital
contributions to
sole
proprietorship..   $ 409,853         --   $   --          --   $   --   $       --       --   $    --   $        --
Net loss........    (604,326)        --       --          --       --           --       --        --            --
                   ---------  ----------  -------  ----------  -------  -----------  -------  --------  ------------
Balances at
December 31,
1995............    (194,473)        --       --          --       --           --       --        --            --
Contributions of
net assets of
Predecessor to
Pro-Soft
Development
Corp. in
exchange for
common stock....     194,473   1,000,000    1,000         --       --      (195,473)     --        --            --
Issuance of
common stock for
cash, note and
services........         --    3,576,250    3,576         --       --     1,380,174      --        --            --
Conversion of
accounts payable
to common
stock...........         --      150,000      150         --       --        37,350      --        --            --
Shares
outstanding
prior to
reorganization..         --          --       --      480,060      480         (455)     --        --            --
Acquisition of
ProSoft
Development
Corp. by the
Company.........         --   (4,726,250)  (4,726)  4,726,250    4,726          --       --        --            --
Issuance of
common stock for
cash, net of
issuance costs
of $338,000.....         --          --       --    1,169,462    1,169    8,307,221      --        --            --
Exercise of
warrants........         --          --       --      960,632      961    1,242,199      --        --            --
Net loss........         --          --       --          --       --           --       --        --     (3,074,123)
                   ---------  ----------  -------  ----------  -------  -----------  -------  --------  ------------
Balances at July
31, 1996........         --          --       --    7,336,404    7,336   10,771,016      --        --     (3,074,123)
Issuance of
common stock for
cash, net of
issuance costs
of $1,628,375...         --          --       --    2,502,922    2,503   25,669,052      --        --            --
Exercise of
warrants........         --          --       --      111,807      112      140,325      --        --            --
Exercise of
stock options...         --          --       --      168,518      169      183,945      --        --            --
Net loss........         --          --       --          --       --           --       --        --    (20,651,273)
                   ---------  ----------  -------  ----------  -------  -----------  -------  --------  ------------
Balances at July
31, 1997........         --          --       --   10,119,651   10,120   36,764,338      --        --    (23,725,396)
Issuance of
common stock for
cash............         --          --       --      803,638      804    8,437,395      --        --            --
Issuance of
common stock for
services........         --          --       --       12,750       13       77,148      --        --            --
Acquisition of
businesses......         --          --       --      221,537      222    2,199,778      --        --            --
Less redemption
price of stock
issued..........         --          --       --     (221,537)    (222)  (2,131,046)     --        --            --
Purchase of
common stock
subject to
redemption......         --          --       --       11,912       12       74,736  (11,912)  (74,748)          --
Exercise of
stock options...         --          --       --      472,463      472      921,443      --        --            --
Exercise of
warrants........         --          --       --       81,665       81      686,337      --        --            --
Net loss........         --          --       --          --       --           --       --        --    (16,525,123)
                   ---------  ----------  -------  ----------  -------  -----------  -------  --------  ------------
Balances at July
31, 1998........   $     --          --   $   --   11,502,079  $11,502  $47,030,129  (11,912) $(74,748) $(40,250,519)
                   =========  ==========  =======  ==========  =======  ===========  =======  ========  ============
                     TOTAL
                  -------------
Capital
contributions to
sole
proprietorship..  $        --
Net loss........           --
                  -------------
Balances at
December 31,
1995............           --
Contributions of
net assets of
Predecessor to
Pro-Soft
Development
Corp. in
exchange for
common stock....      (194,473)
Issuance of
common stock for
cash, note and
services........     1,383,750
Conversion of
accounts payable
to common
stock...........        37,500
Shares
outstanding
prior to
reorganization..            25
Acquisition of
ProSoft
Development
Corp. by the
Company.........           --
Issuance of
common stock for
cash, net of
issuance costs
of $338,000.....     8,308,390
Exercise of
warrants........     1,243,160
Net loss........    (3,074,123)
                  -------------
Balances at July
31, 1996........     7,704,229
Issuance of
common stock for
cash, net of
issuance costs
of $1,628,375...    25,671,555
Exercise of
warrants........       140,437
Exercise of
stock options...       184,114
Net loss........   (20,651,273)
                  -------------
Balances at July
31, 1997........    13,049,062
Issuance of
common stock for
cash............     8,438,199
Issuance of
common stock for
services........        77,161
Acquisition of
businesses......     2,200,000
Less redemption
price of stock
issued..........    (2,131,268)
Purchase of
common stock
subject to
redemption......           --
Exercise of
stock options...       921,915
Exercise of
warrants........       686,418
Net loss........   (16,525,123)
                  -------------
Balances at July
31, 1998........  $  6,716,364
                  =============

       The accompanying notes are an integral part of these statements.

                 PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      PREDECESSOR
                                           COMPANY                       ENTITY
                           ------------------------------------------ --------------
                                                                      PERIOD FROM
                                                        PERIOD FROM   FEBRUARY 1,
                                                        DECEMBER 8,       1995
                                                       1995 (DATE OF      (DATE OF
                             YEARS ENDED JULY 31,      INCORPORATION)  INCEPTION) TO
                           --------------------------   TO JULY 31,   DECEMBER 31,
                               1998          1997           1996          1995
                           ------------  ------------  -------------- --------------
OPERATING ACTIVITIES:
  Net loss...............  $(16,525,123) $(20,651,273)  $(3,074,123)   $(604,326)
  Adjustments to
   reconcile net loss to
   cash used in operating
   activities:
   Depreciation and
    amortization.........     3,353,424     1,235,129       257,454       40,441
   Operating expenses
    paid in common
    stock................        77,161           --        397,250          --
  Changes in operating
   assets and
   liabilities:
   Tuition and accounts
    receivables..........      (499,741)     (880,360)     (766,405)     (89,487)
   Prepaid expenses and
    other current
    assets...............       312,275      (566,456)     (311,592)     (28,200)
   Accounts payable and
    payable to
    underwriter..........    (2,258,493)    2,908,275       363,414      293,305
   Accrued liabilities...      (297,657)      836,307        88,474       16,811
   Deferred revenue......       (44,854)       67,959           --        38,744
   Other.................           --            --          2,200          --
                           ------------  ------------   -----------    ---------
     Net cash used in
      operating
      activities.........   (15,883,008)  (17,050,419)   (3,043,328)    (332,712)

INVESTING ACTIVITIES:
  Acquisition of
   Predecessor, net of
   cash acquired.........           --            --       (194,893)         --
  Acquisition of Tel-Fed,
   Inc., net of cash
   acquired..............           --            --           (560)         --
  Acquisition of other
   businesses, net of
   cash acquired.........      (997,231)          --            --           --
  Purchases of property
   and equipment.........      (664,299)   (1,214,914)     (570,838)         --
  Purchases of licenses..           --            --            --       (52,450)
  Increase in notes
   receivable from
   officers/stockholders..     (104,880)     (222,770)      (85,600)         --
                           ------------  ------------   -----------    ---------
     Net cash used in
      investing
      activities.........    (1,766,410)   (1,437,684)     (851,891)     (52,450)

FINANCING ACTIVITIES:
  Capital contributions..           --            --            --       409,853
  Issuance of common
   stock.................    10,046,533    25,996,106    10,528,575          --
  Purchase of treasury
   stock.................       (74,748)          --            --           --
  Principal payments on
   debt and capital
   leases................    (1,923,037)   (1,062,779)     (228,728)     (24,271)
  Proceeds from notes
   payable...............           --            --         61,832          --
                           ------------  ------------   -----------    ---------
     Net cash provided
      by financing
      activities.........     8,048,748    24,933,327    10,361,679      385,582
                           ------------  ------------   -----------    ---------
Net increase (decrease)
 in cash and cash
 equivalents.............    (9,600,670)    6,445,224     6,466,460          420
Cash and cash equivalents
 at beginning of period..    12,911,684     6,466,460           --           --
                           ------------  ------------   -----------    ---------
Cash and cash equivalents
 at end of period........  $  3,311,014  $ 12,911,684   $ 6,466,460    $     420
                           ============  ============   ===========    =========

                 PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    PREDECESSOR
                                           COMPANY                    ENTITY
                            -------------------------------------- -------------
                                                     PERIOD FROM    PERIOD FROM
                                                     DECEMBER 8,    FEBRUARY 1,
                                                    1995 (DATE OF  1995 (DATE OF
                             YEARS ENDED JULY 31,   INCORPORATION) INCEPTION) TO
                            -----------------------  TO JULY 31,   DECEMBER 31,
                               1998         1997         1996          1995
                            -----------  ---------- -------------- -------------
Supplementary disclosure
 of cash paid during the
 period for:
   Interest...............  $   340,166  $  171,349    $ 84,772      $  3,315
                            ===========  ==========    ========      ========
   Income taxes...........  $       --   $    4,000    $    --       $    --
                            ===========  ==========    ========      ========
Supplementary disclosure
 of non-cash financing ac-
 tivities:
  Accounts payable con-
   verted to common
   stock..................  $       --   $      --     $ 37,500      $    --
                            ===========  ==========    ========      ========
  Equipment acquired under
   capital leases.........  $   417,215  $3,691,693    $393,460      $635,874
                            ===========  ==========    ========      ========
  Acquisition of busi-
   nesses
   Assets acquired........  $ 3,293,749  $      --     $    --       $    --
   Liabilities assumed....      (96,518)        --          --            --
   Common stock issued....   (2,200,000)        --          --            --
                            -----------  ----------    --------      --------
  Net cash paid for acqui-
   sitions................  $   997,231  $      --     $    --       $    --
                            ===========  ==========    ========      ========


        The accompanying notes are an integral part of these statements.

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A. SIGNIFICANT ACCOUNTING POLICIES

 Company Background

  Prosoft I-Net Solutions, Inc. (Prosoft or the Company) is a Nevada corporation (previously named Tel-Fed, Inc. and ProSoft Development, Inc.) that is engaged in the business of training individuals in small, medium and large organizations in Internet and intranet technologies. Such training is accomplished at Company classrooms, client sites, and over the Internet with Company instructors, through authorized resellers as well as through the sale and licensing of the Company's courseware.

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

  In March 1996, Pro-Soft Development Corp. entered into an Agreement and Plan of Reorganization whereby Pro-Soft Development Corp.'s shareholders received one share of common stock of the Company in exchange for each of the 4,726,250 outstanding shares, and Pro-Soft Development Corp. became a wholly owned subsidiary of the Company. For accounting purposes, Pro-Soft Development Corp. is deemed to be the acquiring corporation and, therefore, the transaction is being accounted for as a reverse acquisition of the Company by Pro-Soft Development Corp.

 Basis of Consolidation

  The financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Concentration of Business and Credit Risk

  Financial instruments, which potentially subject the Company to concentration of credit risk, consist of accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic regions. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

 Advertising Costs

  The Company expenses the costs of advertising as incurred. Advertising expenses aggregated $926,791 in fiscal 1998, $805,301 in fiscal 1997, and $90,000 in fiscal 1996.

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are computed on a straight-line basis over the lesser of the estimated useful lives of the related assets or the lease term. The estimated useful lives range from two to seven years. Depreciation expense includes amortization of assets recorded under capital leases.

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

 Goodwill and Amortization

  Goodwill resulting from acquisitions is being amortized using the straight-line method over a period of 7 years.

 Stock Options

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted by SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"), in accounting for stock-based awards to employees, and has made pro forma disclosures required by SFAS 123. Under APB 25, the Company has generally recognized no compensation expense with respect to such awards.

 Recognition of Revenue and Costs

  Tuition revenue is recognized when training is delivered. Amounts charged customers are deferred until earned. Costs of providing services to students are charged to expense as incurred. Cost of developing courses is expensed as incurred. Revenues from the sale of courseware are recognized when courseware is shipped to customers.

  In fiscal 1998, the Company sold then existing courseware and authorization for the reproduction of such courseware to third parties. The two agreements allow purchasers to reproduce and sell such courseware and provide exclusive rights to sell courseware to customer groups specified therein. The Company recognizes revenue on these contracts as cash payments are received. During fiscal 1998, the Company recognized $1,600,000 pursuant to these contracts. At July 31, 1998, $1,800,000 had not yet been collected from these transactions.

 Tuition Receivable

  At various times, the Company will have unbilled receivables for tuition earned prior to, or in excess of, billings under the terms of various contracts with paying agencies. Tuition receivable, which is included in Tuition and Accounts Receivable, consists of the following:

                                                                  JULY 31,
                                                             -------------------
                                                               1998      1997
                                                             -------- ----------
   Billed tuition........................................... $178,097 $1,218,787
   Unbilled tuition.........................................      --     104,110
                                                             -------- ----------
                                                             $178,097 $1,322,897
                                                             ======== ==========

 Loss Per Share

  In fiscal 1998, the Company adopted the provisions of SFAS 128, "Earnings Per Share". In accordance with SFAS 128, basic loss per share is computed based on the weighted average number of common shares outstanding and diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In fiscal years 1996, 1997 and 1998 all potential common shares were anti-dilutive. Accordingly, the adoption of SFAS 128 had no effect on loss per share.

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

 Recently Issued Pronouncements

  In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income". The Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 during the first quarter of fiscal year 1999, and does not expect the impact to be material.

  In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires public business enterprises to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 131 in its fiscal year 1999.

Reclassifications

  Certain prior year amounts have been reclassified to conform to current year presentation.

 Use of Estimates

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B. LIQUIDITY

  The Company has incurred losses aggregating approximately $40 million since inception, primarily due to the start-up nature of its business. In August 1998, the Company changed its business strategy and began marketing its products to national training companies, as well as enacting cost-cutting measures.

  In November 1998, the Company obtained a commitment for a $3.5 million line of credit and had sold shares of its common stock for $1,000,000. The Company anticipates that its existing resources, along with these financings, will be sufficient to meet its needs for working capital expenditures through at least fiscal 1999.

NOTE C. BUSINESS COMBINATIONS

  In January 1998, the Company purchased all of the outstanding common stock of Net Guru Technologies, Inc. ("Net Guru") in exchange for $1,000,000 and 152,809 shares of the Company's common stock. Shares issued in connection with this purchase have been valued at $1,700,000, their fair value as of the date the acquisition was consummated. Net Guru is a market leader in Internet skills certification with testing administered by testing leader Sylvan Learning Systems.

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

  In March 1998, the Company purchased all of the outstanding common stock of The Chapel Hill Group-Technology Consultants, Inc. ("The Chapel Hill Group") in exchange for 68,728 shares of the Company's common stock. Shares issued in connection with this purchase have been valued at $500,000, their fair value as of the date the acquisition was consummated. The Chapel Hill Group is an Internet technology services firm, specializing in Internet strategy consulting and Internet technology education, specifically Java curriculum.

  The acquisitions have been accounted for as a purchase and the operations of the purchased companies have been included in the Company's statement of operations since their date of acquisition.

  As more fully described in Note D, the shares issued are subject to put rights given to the holder.

UNAUDITED PRO FORMA INFORMATION

  The following unaudited pro forma information for fiscal years 1998 and 1997 presents a summary of consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the respective periods presented, giving effect to the amortization of goodwill:

                                                        YEAR ENDED JULY 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------
   Net sales........................................ $  9,664,587  $  5,570,104
                                                     ============  ============
   Net loss......................................... $(16,723,455) $(21,100,973)
                                                     ============  ============
   Loss per share................................... $      (1.50) $      (2.54)
                                                     ============  ============

  The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually occurred.

NOTE D. STOCKHOLDERS' EQUITY

 Formation of Pro-Soft Development Corp.

  Upon the formation of Pro-Soft Development Corp., two of the founders acquired an aggregate of 2,000,000 shares of common stock in exchange for $19,000. For financial statement purposes, these shares were valued at $.20 per share and compensation expense of $381,000 was recorded to reflect the difference between the amount paid and the deemed fair market value of the shares issued.

 Stock Options

  The Company's stock option plan provides for the granting of options to purchase shares of the Company's common stock to employees, officers, consultants, and directors. The plan includes nonstatutory options and incentive stock options. Options generally vest over three to four years and expire no later than ten years after the date of grant.

  As a result of the reorganization (Note A), nonstatutory stock options to purchase 1,042,500 shares of common stock of Pro-Soft Development Corp. were converted into options to purchase 1,042,500 shares of the Company's common stock at an exercise price of $1.00 per share.

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

  Information relating to the outstanding stock options is as follows:

                                                        SHARES       PRICE
                                                       ---------  ------------
   Outstanding at December 8, 1995 (incorporation)
     Granted..........................................   697,500  $3.50--20.00
     Conversion of Pro-Soft Development Corp.
      options......................................... 1,042,500         $1.00
     Cancelled........................................   (46,250)        $1.00
                                                       ---------
   Outstanding at July 31, 1996....................... 1,693,750  $1.00--20.00
     Granted..........................................   752,500  $6.75--18.00
     Exercised........................................  (168,518) $1.00-- 5.00
     Cancelled........................................  (116,913) $1.00--18.00
                                                       ---------
                                                                    WEIGHTED
                                                                    AVERAGE
                                                                    EXERCISE
                                                                     PRICE
                                                                  ------------
   Outstanding at July 31, 1997....................... 2,160,819         $5.04
     Granted..........................................   871,802         $6.81
     Exercised........................................  (472,463)        $1.95
     Cancelled........................................  (441,538)        $7.76
                                                       ---------
   Outstanding at July 31, 1998....................... 2,118,620         $4.99
                                                       =========
   Exercisable at July 31, 1997....................... 1,487,286         $3.52
                                                       =========  ============
   Exercisable at July 31, 1998....................... 1,165,699         $4.41
                                                       =========  ============

  The following table summarizes information concerning options outstanding and exercisable as of July 31, 1998:

                                                                  OPTIONS
                                   OPTIONS OUTSTANDING          EXERCISABLE
                              ------------------------------ ------------------
                                                  WEIGHTED
                                        WEIGHTED   AVERAGE             WEIGHTED
                                        AVERAGE   REMAINING            AVERAGE
                                        EXERCISE CONTRACTUAL           EXERCISE
   RANGE OF EXERCISE PRICES    NUMBER    PRICE      LIFE      NUMBER    PRICE
   ------------------------   --------- -------- ----------- --------- --------
   $1.00--$3.50.............    464,550  $ 1.17     1.12       464,550  $ 1.17
   $5.00--$7.12.............  1,431,052    5.26     3.41       552,881    5.26
   $9.50--$11.00............    193,018    9.97     3.03       125,768    9.97
   $15.00--$19.75...........     30,000   19.33     2.67        22,500   19.33
                              ---------                      ---------
                              2,118,620                      1,165,699
                              =========                      =========

  Pro forma information regarding net loss and net loss per share is required by SFAS 123 for awards granted after January 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards to employees.

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

  The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

                                                                  1998 1997 1996
                                                                  ---- ---- ----
   Weighted average expected life (years)........................ 3.00 1.00 1.00
   Expected stock price volatility............................... 0.70 0.75 0.75
   Risk-free interest rate (percent)............................. 5.50 4.85 4.85

  For purpose of pro forma disclosures, the excess of the estimated fair value of the options over the quoted market price of the Company's stock is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended July 31, 1998 and 1997, and the period from December 8, 1995 to July 31, 1996 is as follows:

                                          1998           1997         1996
                                      -------------  ------------  -----------
   Net loss--actual.................. $ (16,525,123) $(20,651,273) $(3,074,123)
   Net loss--pro forma............... $(18,284,022)  $(22,453,127) $(3,944,187)
   Net loss per share--actual........ $       (1.48) $      (2.48) $      (.61)
   Net loss per share--pro forma..... $       (1.64) $      (2.70) $      (.79)

  Because SFAS 123 is applicable only to options granted subsequent to December 8, 1995, its pro forma effect will not be fully reflected until fiscal 2000. The weighted average fair value of options granted during the years ended July 31, 1998 and 1997 and the period from December 8, 1995 to July 31, 1996 was $3.77, $3.89 and $.98, respectively.

 Warrants

  During fiscal 1996, the Company issued warrants to purchase 1,556,461 shares of common stock to purchasers of its common stock and other parties at prices ranging from $1.00 to $11.00 per share. During fiscal 1997, warrants for 111,807 shares of common stock were exercised at prices ranging from $1.00 to $5.00, and warrants for 2,476 shares expired. During fiscal 1998, warrants for 81,664 were exercised at prices ranging from $5.75 to $11.00. At July 31, 1998, warrants for 289,999 shares of common stock, exercisable at $1 to $11 per share and expiring through 2001, remained outstanding.

 Put Rights on Common Stock

  In connection with the fiscal 1998 acquisitions, the Company guaranteed the value of the common stock issued in the acquisitions by granting put rights covering 68,728 and 152,809 shares at $6.275 and $11.125 per share, respectively. The Company is obligated through these put rights to repurchase the shares for cash. As a result, the redemption amount has been reclassified from permanent equity to temporary equity under the caption, "common stock subject to redemption". During fiscal 1998, 11,912 shares have been repurchased under these rights and rights covering 56,816 shares at $6.275 per share and 152,809 shares at $11.125 per share remain outstanding.

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

NOTE E. COMMITMENTS AND CONTINGENCIES COMMITMENTS

  The Company leases certain facilities as well computers and production equipment under noncancellable lease agreements. The Company's future minimum lease payments at July 31, 1998 under such agreements are as follows:

                                                         CAPITAL    OPERATING
                                                         LEASES       LEASES
                                                       -----------  ----------
   1999............................................... $ 1,687,796  $1,190,220
   2000...............................................     421,658     944,673
   2001...............................................     164,500     956,249
   2002...............................................      80,621     375,053
   2003...............................................         --      194,408
                                                       -----------  ----------
                                                         2,354,575  $3,660,603
                                                       -----------  ==========
   Less amounts representing interest.................    (330,211)
                                                       -----------
   Present value of minimum lease payments............   2,024,364
   Less current portion...............................  (1,465,159)
                                                       -----------
   Obligations under capital leases, net of current
    portion........................................... $   559,205
                                                       ===========

  Assets held under capital leases are included in property and equipment and had a total cost of $5,351,689 and $4,934,474, respectively, and a net book value of $1,850,761 and $3,804,667, at July 31, 1998 and 1997, respectively.

  Rent expense for the periods ended July 31, 1998, 1997, and 1996 totaled $1,269,779, $930,675 and $166,763, respectively.

CONTINGENCIES

  The Company and certain of its present and former officers and/or directors are defendants in three "class action" lawsuits which allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of various state securities laws. The three complaints purport to establish a class of shareholders who purchased the Company's stock between July 21, 1997 and April 13, 1998. No class has been certified at this time. The complaints seek compensatory damages, attorneys' fees, and injunctive relief, as well as other relief. The Company believes that it has meritorious defenses to the plaintiffs' claims, and it intends to vigorously defend itself against the actions.

  The Company is also engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated results of operations, cash flows or financial condition.

NOTE F. EMPLOYEE BENEFIT PLAN

  The Company has adopted a defined contribution plan for the benefit of its employees who have met certain eligibility requirements. The Prosoft 401(k) Plan (the "401(k) Plan") is a profit-sharing plan qualifying under Section 401(k) of the Internal Revenue Code, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 20% of their salary, subject to certain limitations. The Company, at the discretion of the Company's Board of Directors, may make contributions to the 401(k) Plan. The Company has not contributed to the 401(k) Plan.

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

NOTE G. INCOME TAXES

  There was no significant provision for federal or state income taxes for any period as the Company has incurred operating losses, and there can be no assurance that the Company will realize the benefit of the resulting net operating loss carryforwards.

  Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. Temporary differences which give rise to deferred tax assets are as follows:

                                  1998         1997
                              ------------  -----------
   Net operating loss
    carryforwards............ $ 14,434,000  $ 8,585,000
   Accrued expenses..........      113,000      185,000
   Allowance for returns and
    for doubtful accounts....      189,000      217,000
   Other.....................       (1,000)      23,000
                              ------------  -----------
     Total deferred tax
      assets.................   14,735,000    9,010,000
   Valuation allowance.......  (14,735,000)  (9,010,000)
                              ------------  -----------
   Net deferred tax assets... $        --   $       --
                              ============  ===========

  Due to the uncertainties surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance increased by approximately $5,725,000 during the year ended July 31, 1998 and by approximately $8,000,000 during the period ended July 31, 1997. The increase in the valuation allowance is primarily due to the increase in the net operating loss carryforwards.

  At July 31, 1998, the Company has net operating loss carryforwards available to offset future federal and state taxable income of approximately $38,046,000 and $16,962,000, respectively. Such carryforwards expire principally in 2012 to 2013 and 2002 to 2003, respectively. Because of the equity transactions completed by the Company in 1996, utilization of certain net operating loss carryforwards for federal income tax reporting purposes created prior to those transactions will be subject to annual limitations under the change in ownership provisions of the Tax Reform Act of 1986.

NOTE H. RELATED PARTY TRANSACTIONS

  During fiscal years 1998, 1997 and 1996, the Company made short-term loans and advances to certain officers and shareholders generally bearing interest at 10%. Such advances are generally repayable on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  As previously reported on a Form 8-K filed by the Company on April 13, 1998, the Company's former auditors resigned. The Company has engaged the firm of Grant Thornton as its principal accountant to audit its financial statements for the fiscal year ended July 31, 1998. During the Company's two most recent fiscal years, prior to the engagement of Grant Thornton, neither the Company nor anyone acting on its behalf consulted Grant Thornton regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K of the Securities Act of 1933) or a reportable event, as described in paragraph 304(a)(1)(v) of Regulation S-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1998 and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1998 and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1998 and is incorporated herein by this reference

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1998 and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  a. The following documents are filed as part of this report.

    1. Consolidated Financial Statements

     See "Index to Consolidated Financial Statements"-- Item 8.

    2. Exhibits

     See "Exhibit Index."

  b. Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PROSOFT I-NET SOLUTIONS, INC.

                                                /s/ Kimberly V. Johnston
                                          By: _________________________________
                                                    Kimberly V. Johnston
                                                  Chief Financial Officer

Dated: November 12, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                         CAPACITY                  DATE
             ---------                         --------                  ----

      /s/ Jerrell M. Baird           Chief Executive Officer and    November 12, 1998
____________________________________  Chairman of the Board
          Jerrell M. Baird            (Principal Executive
                                      Officer)

       /s/ Uday O. Pabrai            Vice Chairman and Director     November 12, 1998
____________________________________
           Uday O. Pabrai

    /s/ Kimberly V. Johnston         Chief Financial Officer        November 12, 1998
____________________________________  (Principal Financial and
        Kimberly V. Johnston          Accounting Officer)

      /s/ Andrew Stallman            Director                       November 12, 1998
____________________________________
          Andrew Stallman

      /s/ Jeffrey G. Korn            Director                       November 12, 1998
____________________________________
          Jeffrey G. Korn

       /s/ Rich Groeneweg            Director                       November 12, 1998
____________________________________
           Rich Groeneweg

                 PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                BALANCE
                                  AT     CHARGED TO    DEDUCTIONS     BALANCE
                               BEGINNING COSTS AND     WRITE-OFFS,    AT END
                                OF YEAR   EXPENSES  NET OF RECOVERIES OF YEAR
                               --------- ---------- ----------------- --------
Allowance for doubtful
 accounts
  Year ended July 31, 1998.... $131,182   $707,815      $(509,195)    $329,802
  Year ended July 31, 1997....      --    $150,000      $ (18,818)    $131,182

Allowance for returns
  Year ended July 31, 1998.... $375,000   $ 36,792      $(411,792)         --
  Year ended July 31, 1997....      --    $375,000            --      $375,000

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBITS
 -------                         -----------------------
  2      Agreement and Plan of Reorganization dated March 26, 1996 between the
         Company, Pro-Soft Development Corp. and the shareholders of Pro-Soft
         Development Corp. Filed as Exhibit 2 to the Company's Registration
         Statement on Form S-1 (No. 333-11247) ("Registration Statement
         No. 333-11247") and incorporated herein by reference.
  3.1    Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to Registration Statement No. 333-11247 and
         incorporated herein by reference.
  3.2    Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to
         Registration Statement No. 333-11247 and incorporated herein by reference.
 10.1    Pro-Soft Development Corp. 1996 Stock Option Plan. Filed as Exhibit
         10.1 to Registration Statement No. 333-11247 and incorporated herein by reference.
 10.2    ProSoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as
         Exhibit 10.2 to Registration Statement No. 333-11247 and incorporated herein by reference.
 10.3    Stock and Warrant Purchase Agreement dated April 15, 1996 by and among the Company, Donald L. Danks, Keith D. Freadhoff, Douglas Hartman and
         various investors. Filed as Exhibit 10.3 to Registration Statement No.
         333-11247 and incorporated herein by reference.
 10.4    Form of Registration and Lock-Up Agreement dated September   , 1996
         between the Company and certain of the Selling Stockholders. Filed as
         Exhibit 10.5 to Registration Statement No. 333-11247 and incorporated herein by reference.
 10.5    Form of Indemnification Agreement between the Company and its
         Directors and Officers. Filed as Exhibit 10.13 to Registration
         Statement No. 333-11247 and incorporated herein by reference.
 10.6    Office Building Lease dated as of December 16, 1996 between COSCAN
         California Limited Partnership and the Company. Filed as Exhibit 10 to
         the Company's Report on Form 10-Q for the quarter ended January 31,
         1997 and incorporated herein by reference.
 10.7    Form of Subscription Agreement, entered into in February through April
         1997, between the Company and various investors. Filed as Exhibit
         10.16 to Registration Statement No. 333-11247 and incorporated herein by reference.
 10.8    Registration Rights Agreement dated as of March 13, 1997 among the
         Company and various investors. Filed as Exhibit 10.17 to Registration
         Statement No. 333-11247 and incorporated herein by reference.
 10.9    Subscription Agreement between the Company and General Electric
         Pension Trust dated April 4, 1997. Filed as Exhibit 10.18 to
         Registration Statement No. 333-11247 and incorporated herein by reference.
 10.10   Escrow Agreement among the Company, General Electric Pension Trust and
         State Street Bank and Trust dated April 4, 1997. Filed as Exhibit
         10.19 to Registration Statement No. 333-11247 and incorporated herein by reference.
 10.11   Secured Promissory Note dated April 9, 1997 in favor of the Company.
         Filed as Exhibit 10.20 to Registration Statement No. 333-11247 and
         incorporated herein by reference.
 10.12   Form of Subscription Agreement, entered into in November 1997 between the Company and various investors. Filed as Exhibit 10.21 to the
         Company's Registration Statement on Form S-3 (No. 333-35249) and
         incorporated herein by reference.
 10.13   Registration Rights Agreement dated as of November 12, 1997 among the
         Company and various investors. Filed as Exhibit 10.22 to the Company's
         Registration Statement on Form S-3 (No. 333-35249) and incorporated herein by reference.

 10.14 Stock Purchase Agreement dated as of January 1, 1998 by and between
       Prosoft I-Net Solutions, Inc. and Uday O. Pabrai with respect to all outstanding capital stock of Net Guru Technologies, Inc. Filed as
       Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 1,
       1998 and incorporated herein by reference.
 10.15 Employment Agreement dated January 1, 1998 between Prosoft I-Net
       Solutions, Inc. and Uday O. Pabrai. Filed as Exhibit 10.1 to the
       Company's Current Report on Form 8-K dated January 1, 1998 and incorporated herein by reference.
 10.16 Promissory Note dated June 18, 1998, made by Uday Pabrai in favor of the
       Company.
 10.17 Consulting Agreement dated April 30, 1998, between Investment
       Transaction, LLC, and the Company.
 21    Subsidiaries of the Company
 23.1  Consent of Grant Thornton LLP
 23.2  Consent of Ernst & Young LLP, Independent Auditors
 23.3  Consent of Kelly & Co.
 27    Financial Data Schedule.