Form 10-Q
period 1998-10-31
PROSOFT I NET SOLUTIONS INC
filed 1998-12-11
CIK 1018693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending October 31, 1998


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


              3001 Bee Caves Road, Suite 100 Austin, Texas 78746
              --------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)

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

  Yes [X]      No [_]

The number of shares of the registrant's common stock, $.001 par value, outstanding as of December 8, 1998, was 12,803,374 shares.

                 Prosoft I-Net Solutions, Inc. and Subsidiary
                          Consolidated Balance Sheets
                                  (Unaudited)

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                                    October 31,      July 31,
                                                       1998           1998
                                                    -----------    -----------
                                                    (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                           $  932,511    $ 3,311,014
 Tuition and accounts receivable, less
  allowances of $221,104 and $329,802,
  respectively                                        2,084,602      2,224,638
 Notes receivable from officers                         402,750        422,750
 Prepaid expenses and other current assets              567,849        567,596
                                                     ----------    -----------
Total current assets                                  3,987,713      6,525,998
                                                     ----------    -----------
Property and equipment:
 Computer equipment and software                      5,745,920      5,744,480
 Office equipment, furniture and fixtures             1,939,270      1,939,270
                                                     ----------    -----------
                                                      7,685,190      7,683,750
 Less accumulated depreciation                        5,424,087      4,584,566
                                                     ----------    -----------
                                                      2,261,103      3,099,184

 Goodwill, net of accumulated amortization of
  $361,468 and $249,043, respectively                 2,786,414      2,898,839
                                                     ----------    -----------

Total assets                                         $9,035,230    $12,524,021
                                                     ==========    ===========
Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                       805,493      1,054,866
 Accrued payroll and related expenses                   640,682        648,802
 Deferred revenue                                        21,215         23,105
 Current portion of capital lease obligations         1,337,634      1,465,159
                                                     ----------    -----------
Total current liabilities                             2,805,024      3,191,932
Obligations under capital leases, net of
 current portion                                        375,509        559,205
                                                     ----------    -----------
Total liabilities                                     3,180,533      3,751,137

Commitments and contingencies                                --             --

Common stock subject to redemption                    2,056,520      2,056,520

Stockholders' equity:
 Common stock, $.001 par value:
   Authorized - 50,000,000
   Issued and outstanding - 11,750,242 and
    11,502,079 shares, respectively                      11,750         11,502
 Additional paid-in capital                          47,073,385     47,030,129
 Accumulated deficit                                (43,212,210)   (40,250,519)
                                                   ------------    -----------
Total stockholders' equity                            3,872,925      6,791,112
Less common stock in treasury, at cost; 11,912
 Shares                                                  74,748         74,748
                                                   ------------    -----------
Total liabilities and stockholders' equity         $  9,035,230     12,524,021
                                                   ============    ===========

                 Prosoft I-Net Solutions, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                 Three Months Ended
                                                     October 31,
                                             --------------------------
                                                 1998           1997
                                             -----------    -----------
Revenue:
   Training                                  $ 1,696,014    $ 1,201,728
   Courseware                                    313,015         26,921
                                             -----------    -----------

Total revenue                                  2,009,029      1,228,649
                                             -----------    -----------
Costs and expenses:
   Cost of services                            2,626,509      3,570,891
   Sales and marketing                           726,990        697,640
   General and administrative                  1,606,940      1,860,150
                                             -----------    -----------

Total costs and expenses                       4,960,439      6,128,681
                                             -----------    -----------

Loss from operations                          (2,951,410)    (4,900,032)
Interest income (expense), net                   (10,280)        41,700
                                             -----------    -----------

Loss before provision for income taxes        (2,961,691)    (4,858,332)
Provision for state franchise tax                      -              -
                                             -----------    -----------

Net loss                                     $(2,961,691)   $(4,858,332)
                                             ===========    ===========
Net loss per share                           $      (.25)   $     (0.48)
                                             ===========    ===========
Weighted average number of common
  shares outstanding                          11,626,160     10,218,501
                                             ===========    ===========

               Prosoft I-Net Solutions, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flow
                                (Unaudited)

                                                                          Three Months Ended October 31,
                                                                          ------------------------------
                                                                              1998              1997
                                                                          ------------      ------------
Operating activities:
Net loss...............................................................   $(2,961,691)      $(4,858,332)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and Amortization........................................       951,945           680,089
  Changes in operating assets and liabilities:
    Tuition and accounts receivable....................................       140,036           234,992
    Prepaid expenses and other current assets..........................          (253)          (78,612)
    Accounts payable and payable to underwriters.......................      (249,373)       (1,426,824)
    Accrued liabilities................................................        (8,120)           (7,731)
    Deferred revenue...................................................        (1,890)          (66,780)
                                                                          -----------       -----------
Net cash used in operating activities..................................    (2,129,346)       (5,523,198)

Investing activities:
  Purchase of property and equipment...................................        (1,440)         (100,514)
  Notes receivable from officers/shareholders..........................        20,000           161,327
                                                                          -----------       -----------

Net cash provided by investing activities..............................        18,560            60,813
                                                                          -----------       -----------
Financing activities:
  Issuance of common stock.............................................        43,504         1,323,545
  Principal payments on debt and capital leases........................      (311,221)         (490,356)
                                                                          -----------       -----------
Net cash provided by (used in) financing activities....................      (267,717)          833,189
                                                                          -----------       -----------
Decrease in cash and cash equivalents..................................    (2,378,503)       (4,629,196)
Cash and cash equivalents at the beginning of period...................     3,311,014        12,911,684
                                                                          -----------       -----------
Cash and cash equivalents at the end of period.........................   $   932,511       $ 8,282,488
                                                                          ===========       ===========
Supplementary disclosure of cash paid during the period for:
Interest...............................................................   $    46,004       $    96,523
                                                                          ===========       ===========

Income taxes...........................................................   $         0       $         0
                                                                          ===========       ===========
Supplementary disclosure on non-cash financing activities:
  Equipment acquired under capital leases..............................   $         0       $   173,290
                                                                          ===========       ===========

                 PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. The consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three month period ended October 31,1998, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 1999. The consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the three month period ended October 31, 1998.

2. In January 1998, the Company purchased 100% of the outstanding common stock of Net Guru Technologies, Inc. in exchange for $1,000,000 and 152,809 shares of the Company's common stock valued at $1,700,000. In March 1998, the Company purchased 100% of the outstanding common stock of The Chapel Hill Group-Technology Consultants, Inc. in exchange for 68,728 shares of the Company's common stock, valued at $500,000. The operations of the acquired companies have been reflected in the Company's financial statements since the dates of the acquisitions. For the quarter ended October 31, 1997, the operations of the acquired companies were immaterial. Accordingly, a pro forma statement of operations, giving effect to the acquisitions of the aforementioned companies as if they occurred on August 1, 1997, is not presented.

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations.

This report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. A number of important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

Overview

Prosoft I-Net Solutions, Inc. ("Prosoft" or the "Company") is an Internet solutions company committed to providing comprehensive Internet skills curriculum, vendor-neutral Internet skills certification programs and instructors to deliver the curriculum and certification. Prosoft offers more than 50 instructor led Internet skills courses ranging from one-day end-user workshops to 10-day certification programs. The Certified Internet Webmaster program offered by Prosoft creates the professional skills required to develop and implement e-business solutions for the Internet age. The certification testing program is administered worldwide by testing leader Sylvan Prometric. The Company also sells its courseware to Authorized Training Center resellers.

Historically, Internet instruction has been offered through Company-operated training centers ("Training Centers") that offer training to students from large and small organizations across the United States. The Company also offers tailored onsite training using customer facilities. As of October 31, 1998, the Company operated 12 Training Centers in 8 states and had 16 affiliate arrangements in 13 states. In addition to Prosoft managed sites, Prosoft has increased its offerings through wholesale relationships with other national training companies. The national training companies can add Prosoft curriculum which provides them a new product line at a higher price point to augment their desktop applications and operating system training product lines. The Company provides training services at a wholesale cost of $1,450 to $2,600 per day.
This strategy shift to reduce Company run sites and increase distribution through Prosoft Certified Training Centers (resellers) will begin to impact the financial statements in fiscal second and third quarters.

Results Of Operations
---------------------

Three Months Ended October 31, 1998, Compared
To the Three Months Ended October 31, 1997
---------------------------------------------

RECLASSIFICATIONS

Certain amounts for the three months ended October 31, 1997, have been reclassified to conform with the 1998 presentation.

REVENUE

Training revenue for the three months ended October 31, 1998, was $1,696,014, compared to $1,201,728 in the three months ended October 31, 1997, an increase of $494,286. This increase reflects a higher level of enrollment in the Company's class offerings measured in students per class and total number of
class days for the quarter.   Students per class were 7.3 for the three months
ended October 31, 1998, and 5.9 for the three months ended October 31, 1997. The number of class days was 4,861 for the three months ended October 31, 1998 and 4,551 for the three months ended October 31, 1997.

Courseware sales increased to $313,015 in the three months ended October 31, 1998, compared to $26,921 in the three months ended October 31, 1997. A majority of this amount is related to contracts which authorize the reproduction and resale of courseware to third parties, for which revenue is recognized on a cash basis.

COST OF SERVICES

Cost of services is composed of the following:

                     Three Months October 31,
                     ------------------------
                        1998          1997
                     -----------   ----------

Instruction           $1,226,470   $2,065,211
Classroom costs        1,018,406    1,392,064
Courseware               381,633      113,616
                      ----------   ----------
 Total                $2,626,509   $3,570,891
                      ==========   ==========

The Company's cost of services includes the costs of instructors, course materials, classroom equipment, and facilities. Most course instructors are employees. Instructor travel varies with, among other things, the location of class offerings and local instructor availability. The Company uses instructors, dedicated content development employees and contractors to develop course content and materials. The cost of content development varies with the Company's evaluation of the effectiveness of its existing class offerings and the anticipated release of new software products.

SALES AND MARKETING

Sales and marketing expenses are composed of:

                                 Three Months Ended October 31,
                                 ------------------------------
                                      1998            1997
                                 --------------   -------------

Advertising and trade shows            $ 16,470        $ 16,880
Salaries and wages                      627,572         631,047
Travel and entertainment                 82,948          49,713
                                       --------        --------
 Total                                 $726,990        $697,640
                                       ========        ========

Sales and marketing expenses for the three months ended October 31, 1998, amounted to $726,990, compared to $697,640 for the three months ended October 31, 1997, a increase of $29,350. These expenses consist of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended October 31, 1998, were $1,606,940, compared to $1,860,150 for the three months ended October 31, 1997, a decrease of $253,210. This decrease reflects reduced numbers of administrative employees.

NET INTEREST INCOME (EXPENSE)

Net interest expense was $10,280 for the three months ended October 31, 1998, compared to net interest income of $41,700 for the three months ended October 31, 1997, a decrease of $51,980. Interest expense, which consists principally of interest paid on capital leases, is offset by interest earned on cash balances.

Liquidity And Capital Resources
-------------------------------

From inception, the Company has financed its operations and met substantially all of its capital expenditure requirements primarily through net proceeds from private sales of equity securities. Cash and cash equivalents decreased from $3,311,014 at July 31, 1998, to $932,511 at October 31, 1998. This decrease was the result of net cash used by operations, primarily due to a net loss of $2,961,691 for the period.

The Company has incurred losses of approximately $43 million since inception, primarily due to the startup nature of its business. However, due to the recent sales reorganization and refocusing efforts, the Company is beginning to realize increasing revenue. This shift in the business strategy should reduce in overhead. If revenues continue to grow as demonstrated in fiscal 1998 and cost savings are realized from programs previously discussed as anticipated, the

Company hopes to reach quarterly profitability in the third quarter of fiscal 1999. In addition, in the second quarter of fiscal 1999,the Company received proceeds of approximately $700,000 in a private placement of common stock, $3.2 million in a private placement of convertible debt, and secured a $3.5 million
asset based credit line.   The Company anticipates that its existing resources,
along with these financings, will be sufficient to meet its needs for working capital expenditures through at least 1999. However, no assurances can be given that the Company will be successful in realizing its goals or obtaining this new financing. The Company's ability to continue as a going concern depends upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.

Impact of Year 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and payroll), student and customer services, embedded computer chips, networks, and telecommunications equipment and end products. The Company also relies, directly or indirectly, on external systems of business enterprises such as customers, suppliers, and creditors, financial organizations, and governmental entities for accurate exchange of data. The Company's current assessment is that the costs associated with the year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Company. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company may not have fully identified such impact or whether it can resolve it without
disruption of its business and without incurring significant expense.   In
addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operations of the enterprises with which the Company interacts.

Additional Factors That May Affect Results of Operations

The discussions in this Form 10-Q concerning future financing needs, changes in business strategy, and factors affecting liquidity contain forward-looking statements. Although management believes that these statements are reasonable in view of the facts available to it, no assurance can be given that all of these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere herein. For purposes of the following, "we" and "our" refer to the Company.

Expectation of Continuing Losses

We have a limited operating history, which makes it difficult to predict our future operating results. However, we expect to continue incurring losses on a quarterly basis through at least the second quarter of our fiscal year ending

July 31, 1999. We have incurred net losses of approximately $43 million from our inception in December 5, 1995 through October 31, 1998. For the quarter ended October 31, 1998, we incurred a net loss of $2,961,691. Our ability to generate significant revenues in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues. We can not assure you that we will be able to increase revenues or achieve profitability.

Future Capital Requirements and Uncertainty of Future Funding

Since our inception, we have been dependent on outside financing to fund our growth. We have raised approximately $47 million from the private placement of our Common Stock since our inception and incurred losses of approximately $43 million. We began realizing increasing revenues in late fiscal 1998 due to our sales reorganization and refocusing efforts. This shift in our business strategy should result in a reduction in overhead expenses and, if revenues continue to grow as demonstrated in fiscal 1998, we hope to reach quarterly profitability in the second half of fiscal 1999. We have received proceeds of approximately $700,000 in a private placement of our common stock, $3.2 million in a private placement of convertible debt securities and secured a $3.5 million asset-based line of credit during the second quarter of fiscal 1999. We believe that our existing resources, along with these financings, will be sufficient to meet our needs for working capital expenditures through at least 1999. If we do not achieve profitability and generate positive cash flow as anticipated, or if we are unable to obtain these financings, our ability to continue as a going concern will be jeopardized.

Intense Competition in Training Market

We face substantial competition in the training market. Competition in the Internet/intranet training market is intense, rapidly changing and affected by the rapidly evolving nature of the Internet/intranet industry. A number of other companies offer products and services similar to ours, and additional new competitors may emerge in the near future. Many of our existing competitors have substantially greater capital resources, technical expertise, marketing experience, research and development status, established customers and facilities than we do. As a result, there is a risk that we will not be able to successfully compete with existing and future competitors which would adversely affect our financial performance.

Rapid Technological Changes

In our industry, technology advances rapidly and industry standards change frequently. To remain competitive and achieve profitability, we must continually enhance our existing products and services and promptly introduce new products, services and technologies to meet the changing demands of our customers. Our failure to respond to technological changes quickly will adversely affect our financial performance.

Market Overhang

Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely effect the price. Upon the effectiveness of certain registration statements which have been filed with the SEC, the selling stockholders under those registration statements may sell up to 8,212,004 shares which were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock.

Volatility of Stock Price

Our Common Stock has experienced substantial price volatility and such volatility may continue to occur in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely effect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as the following may have a significant effect on the market price of our Common Stock:

 .  Fluctuations in our operating results.

 . The perception by others of our ability to obtain any necessary new financing.

 .  Limited trading market for our Common Stock.

 . Announcements of new ventures or products and services by us or our competitors.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

  Not applicable

PART II - OTHER INFORMATION

Item 6:   Exhibits

          a)  Exhibits

          27  Financial Data Schedule

          b)  Reports on Form 8-K
              No reports on Form 8-K were filed during the three months ended October 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PROSOFT I-NET SOLUTIONS, INC.

Dated: December 10, 1998
                                           /s/        JERRELL M. BAIRD
                                           -------------------------------------
                                                      Jerrell M. Baird
                                                  Chief Executive Officer
                                                  and Chairman of the Board
                                                  (Duly Authorized Officer)


Dated: December 10, 1998
                                           /s/        KIMBERLY V. JOHNSTON
                                           -------------------------------------
                                                      Kimberly V. Johnston
                                                    Chief Financial Officer
                                                  (Principal Financial Officer)