Form 10-K405/A
period 1998-07-31
PROSOFT I NET SOLUTIONS INC
filed 1999-02-08
CIK 1018693

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended: July 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from           to
                                   ---------    ---------

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

================================================================================

                         PROSOFT I-NET SOLUTIONS, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                          Page
                                                                          No.
                                                                          ----

                                     PART I

 Item 1.  Business
            General.....................................................    1
            Overview....................................................    1
            Market Background...........................................    2
            The Prosoft Strategy........................................    2
            Products and Services.......................................    4
            Strategic Alliances.........................................    5
            Marketing...................................................    5
            Competition.................................................    6
            Seasonality.................................................    6
            Proprietary Rights..........................................    6
            Employees...................................................    6
 Item 2.  Properties....................................................    7
 Item 3.  Legal Proceedings.............................................    7
 Item 4.  Submission of Matters to Vote of Security Holders.............    8

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................    9
 Item 6.  Selected Financial Data.......................................   10
 Item 7.  Management's Discussion & Analysis of Financial Condition &
           Results of Operations........................................   10
 Item 8.  Financial Statements and Supplementary Data...................   16
 Item 9.  Changes in and Disagreements with Accountants on Accounting &
           Financial Disclosure.........................................   33

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............   33
 Item 11. Executive Compensation........................................   33
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   33
 Item 13. Certain Relationships and Related Transactions................   33

                                    PART IV

 Item 14. Exhibits and Financial Statement Schedules and Reports on
           Form 8-K.....................................................   33
 Signatures..............................................................  34
 Exhibit Index...........................................................  36

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

Overview

  In response to the current Internet revolution, Prosoft created a courseware library and instructor led training business. It is the mission of Prosoft to be a leading source for acquiring Internet skills. The Company works closely with industry associations, vendors and its partners to define the job roles and skills essential to deploy e-business solutions which apply and use Internet technology in business processes and functions. Prosoft is unique in its ability to provide certification, curriculum and instruction to close the Internet skills gap created by the rapid adoption of Internet technologies in homes and businesses.

  Prosoft offers comprehensive training solutions. Company services include certification in critical Internet skills, instructor-led training (ILT), instructor-facilitated online learning using the Company's proprietary ProFlex distance learning program, classroom texts, and e-courseware.

  The Company's Certified Internet Webmaster (CIW) certification, currently in its third generation, is offered globally in partnership with IBM, ExecuTrain, and CompUSA, among others. The program is based on key e-business job roles and the skills required to perform them. The CIW curriculum and examinations develop and prove competency in those important job roles. It is a standardized method of ensuring that individuals have demonstrated technical competency in selected areas and is vendor-neutral in that it is not content specific to any single vendor or any single product associated with any vendor. CIW is endorsed by the Association of Internet Professionals and the World Organization of Webmasters.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                          Proprietorship
                                                                             Company       February 1,
                                               Company        Company      December 6,    1995 (date of
                                             Fiscal Year    Fiscal Year      1995 to      inception) to
                                                Ended          Ended       Ended July 31,  December 31,
                                            July 31, 1998  July 31, 1997       1996           1995
                                            -------------  -------------  --------------  --------------
Consolidated Statement of Operations Data:
  Revenue.................................. $  8,836,685   $  3,483,140     $   907,772      $  77,477
  Cost of services.........................   13,685,680     10,197,373         698,725         60,526
                                            ------------   ------------     -----------      ---------
  Gross profit (loss)......................   (4,848,995)    (6,714,233)        209,047         16,951
  Operating expenses:
    Sales and marketing....................    3,962,534      4,918,942         426,221         44,769
    General and administrative.............    7,959,767      9,215,521       2,788,188        556,382
                                            ------------   ------------     -----------      ---------
  Loss from operations.....................  (16,771,296)   (20,848,696)     (3,005,362)      (584,200)
  Interest income (expense)................      246,173        201,423         (67,961)       (20,126)
                                            ------------   ------------     -----------      ---------
  Loss before provision for taxes..........  (16,525,123)   (20,647,273)     (3,073,323)      (604,326)
  Provision for state franchise tax........          --           4,000             800            --
                                            ------------   ------------     -----------      ---------
  Net loss................................. $(16,525,123)  $(20,651,273)    $(3,074,123)     $(604,326)
                                            ============   ============     ===========      =========
  Loss per share--basic and diluted........ $      (1.48)  $      (2.48)    $     (0.61)
  Shares used in computing loss per share..   11,143,166      8,312,911       5,011,781
                                             At July 31,    At July 31,    At July 31,    At December 31,
                                                1998           1997            1996            1995
                                            ------------   ------------   -------------   ---------------
Consolidated Balance Sheet Data:
  Working capital (deficiency)............. $  3,334,066   $  9,529,717     $ 6,764,828       $(561,885)
  Total assets.............................   12,524,021     20,793,677       8,997,490         765,990
  Capital lease obligations, net of current
   portion.................................      559,205      1,519,965         437,532         308,671
  Stockholders' equity (owner's deficit)...    8,772,884     13,049,062       7,694,729        (194,473)

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

  As mentioned in earlier sections, Prosoft has begun to close Training Centers that were not profitable, and refocus its efforts to provide curriculum and instruction services to the training market. The Company intends to position itself as a wholesale training services company, supplying training and curriculum in the Unites States and abroad. This new wholesale plan leverages limited instructor resources and adds a product line in courseware sales with higher gross margins. This plan should also allow the Company to reduce it fixed site expenses as training occurs at resellers sites. The transition should occur over a three quarter period as sites are reduced, the sales force transitioned, and sell-through occurs in the strategic reseller channels. Since resellers have training schedules booked out six months in advance, there will be a lag for the distribution of Prosoft's product from the time of agreement signing. Recent distribution agreements with ExecuTrain, CompUSA, and IBM should provide a solid foundation to implement the Company's new strategy and remain the leader in Internet/intranet skills development. However, there can be no assurances that this strategy will be successful and that such sales will occur and such margins realized.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 PROSOFT I-NET SOLUTIONS, INC. AND PREDECESSOR

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Auditors
  Grant Thornton LLP.......................................................  17
  Ernst & Young LLP........................................................  18
  Kelly & Company..........................................................  19

Financial Statements of Prosoft I-Net Solutions, Inc. and Predecessor
  Consolidated Balance Sheets at July 31, 1998 and 1997....................  20
  Consolidated Statements of Operations for the years ended July 31, 1998 and July 31, 1997, and for the periods ended July 31, 1996 and December
   31, 1995................................................................  21
  Consolidated Statements of Stockholders' Equity for the year ended July
   31, 1998 and July 31, 1997, and for the periods ended July 31, 1996 and
   December 31, 1995.......................................................  22
  Consolidated Statements of Cash Flows for the year ended July 31, 1998 and July 31, 1997, and for the periods ended July 31, 1996 and December
   31, 1995................................................................  23
  Notes to Consolidated Financial Statements...............................  25

Schedule
  Schedule II--Valuation and Qualifying Accounts...........................  35

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

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                         Predecessor      Pro-Soft
                                                                           Entity      Development Co.
                                                                         -----------    Common Stock         Common Stock
                                                                           Owner's   -------------------  -------------------
                                                                           Deficit     Shares    Amount     Shares    Amount
                                                                         ----------- ----------  -------  ----------  -------
Capital contributions to sole proprietorship............................  $ 409,853         --   $   --          --   $   --
Net loss................................................................   (604,326)        --       --          --       --
                                                                          ---------  ----------  -------  ----------  -------
Balances at December 31, 1995...........................................   (194,473)        --       --          --       --
Contributions of net assets of Predecessor to Pro-Soft Development Corp.
in exchange for common stock............................................    194,473   1,000,000    1,000         --       --
Issuance of common stock for cash, note and services....................        --    3,576,250    3,576         --       --
Conversion of accounts payable to common stock..........................        --      150,000      150         --       --
Shares outstanding prior to reorganization..............................        --          --       --      480,060      480
Acquisition of ProSoft Development Corp. by the Company.................        --   (4,726,250)  (4,726)  4,726,250    4,726
Issuance of common stock for cash, net of issuance costs of $338,000....        --          --       --    1,169,462    1,169
Exercise of warrants....................................................        --          --       --      960,632      961
Net loss................................................................        --          --       --          --       --
                                                                          ---------  ----------  -------  ----------  -------
Balances at July 31, 1996...............................................        --          --       --    7,336,404    7,336
Issuance of common stock for cash, net of issuance costs of $1,628,375..        --          --       --    2,502,922    2,503
Exercise of warrants....................................................        --          --       --      111,807      112
Exercise of stock options...............................................        --          --       --      168,518      169
Net loss................................................................        --          --       --          --       --
                                                                          ---------  ----------  -------  ----------  -------
Balances at July 31, 1997...............................................        --          --       --   10,119,651   10,120
Issuance of common stock for cash.......................................        --          --       --      803,638      804
Issuance of common stock for services...................................        --          --       --       12,750       13
Acquisition of businesses...............................................        --          --       --      221,537      222
Less redemption price of stock issued...................................        --          --       --     (221,537)    (222)
Purchase of common stock subject to redemption..........................        --          --       --       11,912       12
Exercise of stock options...............................................        --          --       --      472,463      472
Exercise of warrants....................................................        --          --       --       81,665       81
Net loss................................................................        --          --       --          --       --
                                                                          ---------  ----------  -------  ----------  -------
Balances at July 31, 1998...............................................  $     --          --   $   --   11,502,079  $11,502
                                                                          =========  ==========  =======  ==========  =======


                                                                          Additional    Treasury Stock
                                                                           Paid-In    -----------------  Accumulated
                                                                           Capital    Shares    Amount     Deficit        Total
                                                                         -----------  -------  --------  ------------  ------------
Capital contributions to sole proprietorship............................ $       --       --   $    --   $        --   $        --
Net loss................................................................         --       --        --            --            --
                                                                         -----------  -------  --------  ------------  ------------
Balances at December 31, 1995...........................................         --       --        --            --            --
Contributions of net assets of Predecessor to Pro-Soft Development Corp.
in exchange for common stock............................................    (195,473)     --        --            --       (194,473)
Issuance of common stock for cash, note and services....................   1,380,174      --        --            --      1,383,750
Conversion of accounts payable to common stock..........................      37,350      --        --            --         37,500
Shares outstanding prior to reorganization..............................        (455)     --        --            --             25
Acquisition of ProSoft Development Corp. by the Company.................         --       --        --            --            --
Issuance of common stock for cash, net of issuance costs of $338,000....   8,307,221      --        --            --      8,308,390
Exercise of warrants....................................................   1,242,199      --        --            --      1,243,160
Net loss................................................................         --       --        --     (3,074,123)   (3,074,123)
                                                                         -----------  -------  --------  ------------  ------------
Balances at July 31, 1996...............................................  10,771,016      --        --     (3,074,123)    7,704,229
Issuance of common stock for cash, net of issuance costs of $1,628,375..  25,669,052      --        --            --     25,671,555
Exercise of warrants....................................................     140,325      --        --            --        140,437
Exercise of stock options...............................................     183,945      --        --            --        184,114
Net loss................................................................         --       --        --    (20,651,273)  (20,651,273)
                                                                         -----------  -------  --------  ------------  ------------
Balances at July 31, 1997...............................................  36,764,338      --        --    (23,725,396)   13,049,062
Issuance of common stock for cash.......................................   8,437,395      --        --            --      8,438,199
Issuance of common stock for services...................................      77,148      --        --            --         77,161
Acquisition of businesses...............................................   2,199,778      --        --            --      2,200,000
Less redemption price of stock issued...................................  (2,131,046)     --        --            --     (2,131,268)
Purchase of common stock subject to redemption..........................      74,736  (11,912)  (74,748)          --            --
Exercise of stock options...............................................     921,443      --        --            --        921,915
Exercise of warrants....................................................     686,337      --        --            --        686,418
Net loss................................................................         --       --        --    (16,525,123)  (16,525,123)
                                                                         -----------  -------  --------  ------------  ------------
Balances at July 31, 1998............................................... $47,030,129  (11,912) $(74,748) $(40,250,519) $  6,716,364
                                                                         ===========  =======  ========  ============  ============

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

                PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

  Information relating to the outstanding stock options is as follows:

                                                         Shares       Price
                                                        ---------  ------------
   Outstanding at December 8, 1995 (incorporation)
     Granted...........................................   697,500  $3.50--20.00
     Conversion of Pro-Soft Development Corp. options.. 1,042,500         $1.00
     Cancelled.........................................   (46,250)        $1.00
                                                        ---------
   Outstanding at July 31, 1996........................ 1,693,750  $1.00--20.00
     Granted...........................................   752,500  $6.75--18.00
     Exercised.........................................  (168,518) $1.00-- 5.00
     Cancelled.........................................  (116,913) $1.00--18.00
                                                        ---------
                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                                      Price
                                                                   ------------
   Outstanding at July 31, 1997........................ 2,160,819         $5.04
     Granted...........................................   871,802         $6.81
     Exercised.........................................  (472,463)        $1.95
     Cancelled.........................................  (441,538)        $7.76
                                                        ---------
   Outstanding at July 31, 1998........................ 2,118,620         $4.99
                                                        =========
   Exercisable at July 31, 1997........................ 1,487,286         $3.52
                                                        =========  ============
   Exercisable at July 31, 1998........................ 1,165,699         $4.41
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

  For purpose of pro forma disclosures, the excess of the estimated fair value of the options over the quoted market price of the Company's stock is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended July 31, 1998 and 1997, and the period from December 8, 1995 to July 31, 1996 is as follows:

                                           1998          1997         1996
                                       ------------  ------------  -----------
   Net loss--actual................... $(16,525,123) $(20,651,273) $(3,074,123)
   Net loss--pro forma................ $(18,284,022) $(22,453,127) $(3,944,187)

   Net loss per share--actual......... $      (1.48) $      (2.48) $      (.61)
   Net loss per share--pro forma...... $      (1.64) $      (2.70) $      (.79)

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

  Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. Temporary differences which give rise to deferred tax assets are as follows:

                                                          1998         1997
                                                      ------------  -----------
   Net operating loss carryforwards.................. $ 14,434,000  $ 8,585,000
   Accrued expenses..................................      113,000      185,000
   Allowance for returns and for doubtful accounts...      189,000      217,000
   Other.............................................       (1,000)      23,000
                                                      ------------  -----------
     Total deferred tax assets.......................   14,735,000    9,010,000
   Valuation allowance...............................  (14,735,000)  (9,010,000)
                                                      ------------  -----------
   Net deferred tax assets...                         $        --   $       --
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

Dated: February 8, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                         Capacity                  Date
             ---------                         --------                  ----

      /s/ Jerrell M. Baird           Chief Executive Officer and   February 8, 1999
____________________________________  Chairman of the Board
          Jerrell M. Baird            (Principal Executive
                                      Officer)

       /s/ Uday O. Pabrai            Vice Chairman and Director    February 8, 1999
____________________________________
           Uday O. Pabrai

    /s/ Kimberly V. Johnston         Chief Financial Officer       February 8, 1999
____________________________________  (Principal Financial and
        Kimberly V. Johnston          Accounting Officer)

      /s/ Andrew Stallman            Director                      February 8, 1999
____________________________________
          Andrew Stallman

      /s/ Jeffrey G. Korn            Director                      February 8, 1999
____________________________________
          Jeffrey G. Korn

       /s/ Rich Groeneweg            Director                      February 8, 1999
____________________________________
           Rich Groeneweg

                                     Director
____________________________________
          J William Fuller

                                     Director
____________________________________
          Charles McCusker

                 PROSOFT I-NET SOLUTIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                  BALANCE
                                    AT     CHARGED TO    DEDUCTIONS     BALANCE
                                 BEGINNING COSTS AND     WRITE-OFFS,    AT END
                                  OF YEAR   EXPENSES  NET OF RECOVERIES OF YEAR
                                 --------- ---------- ----------------- --------
Allowance for doubtful accounts
  Year ended July 31, 1998......  $131,182   $707,815      $(509,195)   $329,802
  Year ended July 31, 1997......       --    $150,000      $ (18,818)   $131,182

Allowance for returns
  Year ended July 31, 1998......  $375,000   $ 36,792      $(411,792)        --
  Year ended July 31, 1997......       --    $375,000            --     $375,000

                                 EXHIBIT INDEX

 Exhibit
   No.                           Description of Exhibits
 -------                         -----------------------
  2      Agreement and Plan of Reorganization dated March 26, 1996 between the
         Company, Pro-Soft Development Corp. and the shareholders of Pro-Soft
         Development Corp. Filed as Exhibit 2 to the Company's Registration
         Statement on Form S-1 (No. 333-11247) ("Registration Statement
         No. 333-11247") and incorporated herein by reference.
  3.1    Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to Registration Statement No. 333-11247 and
         incorporated herein by reference.
  3.2    Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to
         Registration Statement No. 333-11247 and incorporated herein by reference.
 10.1    Pro-Soft Development Corp. 1996 Stock Option Plan. Filed as Exhibit
         10.1 to Registration Statement No. 333-11247 and incorporated herein by reference.
 10.2    ProSoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as
         Exhibit 10.2 to Registration Statement No. 333-11247 and incorporated herein by reference.
 10.3    Stock and Warrant Purchase Agreement dated April 15, 1996 by and among the Company, Donald L. Danks, Keith D. Freadhoff, Douglas Hartman and
         various investors. Filed as Exhibit 10.3 to Registration Statement No.
         333-11247 and incorporated herein by reference.
 10.4    Form of Registration and Lock-Up Agreement dated September   , 1996
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

 10.14 Stock Purchase Agreement dated as of January 1, 1998 by and between
       Prosoft I-Net Solutions, Inc. and Uday O. Pabrai with respect to all outstanding capital stock of Net Guru Technologies, Inc. Filed as
       Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 1,
       1998 and incorporated herein by reference.
 10.15 Employment Agreement dated January 1, 1998 between Prosoft I-Net
       Solutions, Inc. and Uday O. Pabrai. Filed as Exhibit 10.1 to the
       Company's Current Report on Form 8-K dated January 1, 1998 and incorporated herein by reference.
 10.16 Promissory Note dated June 18, 1998, made by Uday Pabrai in favor of the
       Company.*
 10.17 Consulting Agreement dated April 30, 1998, between Investment
       Transaction, LLC, and the Company.*
 21    Subsidiaries of the Company.*
 23.1  Consent of Grant Thornton LLP*
 23.2  Consent of Ernst & Young LLP, Independent Auditors*
 23.3  Consent of Kelly & Co.*
 27    Financial Data Schedule.*

--------
 * Previously Filed