Form 10-Q
period 1999-01-31
PROSOFT I NET SOLUTIONS INC
filed 1999-03-12
CIK 1018693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending January 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the transition period from ________________ to _______________

                        Commission File Number 000-21535
                                _______________

                              ProsoftTraining.com
            (Exact Name of Registrant as Specified in its Charter)

               NEVADA                                      87-0448639
     (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

              3001 Bee Caves Road, Suite 100 Austin, Texas 78746
             (Address of Principal Executive Offices) (Zip Code)

                                (512) 328-6140
              Registrant's Telephone Number, Including Area Code



  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

  The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 1, 1999, was 13,552,893 shares.

                      ProsoftTraining.com and Subsidiaries
                          Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                                               January 31, 1999     July 31, 1998
                                                                               ----------------     -------------
                                                                                  (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents...................................................     $  2,286,596      $  3,311,014
  Accounts receivable, less allowances of $118,232 and $329,802,
    respectively                                                                      1,582,808         2,224,638
  Notes receivable............................................................          184,250           422,750
  Prepaid expenses and other current assets...................................          571,576           567,596
                                                                                   ------------      ------------
Total current assets..........................................................        4,625,230         6,525,998
                                                                                   ------------      ------------
Property and equipment:
  Computer equipment and software.............................................        6,396,703         5,744,480
  Office equipment, furniture and fixtures....................................        1,299,418         1,939,270
                                                                                   ------------      ------------
                                                                                      7,696,121         7,683,750
  Less accumulated depreciation...............................................        6,268,031         4,584,566
                                                                                   ------------      ------------
                                                                                      1,428,090         3,099,184
Goodwill, net of accumulated amortization of  $387,276 and $249,043,
   respectively...............................................................        2,322,717         2,898,839


License agreements, net of accumulated amortization of $121,026...............          103,093                 0
Other assets..................................................................        1,675,684                 0
                                                                                   ------------      ------------
Total assets..................................................................     $ 10,154,814      $ 12,524,021
                                                                                   ============      ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................          982,305         1,054,866
  Accrued payroll and related expenses........................................          401,388           648,802
  Deferred revenue............................................................                0            23,105
  Bank Line of Credit.........................................................                0                 0
  Current portion of capital lease obligations................................        1,157,827         1,465,159
                                                                                   ------------      ------------
Total current liabilities.....................................................        2,541,520         3,191,932

Obligations under capital leases, net of current portion......................          283,789           559,205

Convertible debentures........................................................        2,086,000                 0
                                                                                   ------------      ------------

Total liabilities.............................................................        4,911,309         3,751,137
                                                                                   ------------      ------------

Common stock subject to redemption............................................           56,666         2,056,520
Stockholders' equity:
  Common stock, $.001 par value:
    Authorized - 50,000,000
  Issued and outstanding 13,154,910 and 11,502,079 shares, respectively.......           13,155            11,502
Additional paid-in capital....................................................       51,395,783        47,030,129
Accumulated deficit...........................................................      (46,147,351)      (40,250,519)
Less common stock in treasury, at cost; 11,912 Shares.........................           74,748            74,748
                                                                                   ------------      ------------
Total stockholder's equity....................................................        5,186,839         6,716,364
                                                                                   ------------      ------------
Total liabilities and stockholders' equity....................................     $ 10,154,814        12,524,021
                                                                                   ============      ============

                             See Accompanying Notes

                      ProsoftTraining.com and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                            Three Months Ended January 31,          Six Months Ended  January 31,
                                                1999               1998               1999                1998
                                           ---------------     -------------      ---------------     -------------
Revenue:
   Training                                    $ 1,169,853      $ 1,525,062           $ 2,865,866      $ 2,726,790
   Courseware                                      265,619          150,000               578,634          176,921
   Certification                                    70,550             --                  70,550              --
                                               -----------      -----------           -----------      -----------

Total revenue                                    1,506,022        1,675,062             3,515,050        2,903,711
                                               -----------      -----------           -----------      -----------

Costs and expenses:
   Costs of services                             2,564,930        3,057,886             5,191,439        6,628,777
   Sales and marketing                             336,631          671,633             1,063,621        1,369,273
   General and administrative                    1,504,969        1,521,901             3,111,909        3,382,051
                                               -----------      -----------           -----------      -----------

Total costs and expenses                         4,406,530        5,251,420             9,366,969       11,380,101
                                               -----------      -----------           -----------      -----------

Loss from operations                            (2,900,508)      (3,576,358)           (5,851,919)      (8,476,390)
Interest income (expense), net                     (34,634)          47,088               (44,913)          88,788
                                               -----------      -----------           -----------      -----------

Net loss                                       $(2,935,142)     $(3,529,270)          $(5,896,832)     $(8,387,602)
                                               -----------      -----------           -----------      -----------

Net loss per share                             $     (0.23)     $     (0.32)          $     (0.48)     $     (0.78)
                                               -----------      -----------           -----------      -----------

Weighted average number of common
   shares outstanding                           12,620,343       11,072,690            12,330,995       10,756,972
                                               -----------      -----------           -----------      -----------

                             See Accompanying Notes

                      ProsoftTraining.com and Subsidiaries
                      Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                                                          Six Months Ended January 31,
                                                                                          ----------------------------

                                                                                               1999           1998
                                                                                          -------------   ------------
Operating activities
Net loss..............................................................................     ($5,896,832)    ($8,387,602)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization ......................................................       1,943,726       1,418,533
  Changes in operating assets and liabilities:
  Accounts receivable.................................................................         641,830        (223,776)
  Prepaid expenses and other current assets...........................................          (3,980)        258,551
  Other assets                                                                                (103,093)              0
  Accounts payable ...................................................................        (407,574)     (2,919,184)
  Accrued liabilities.................................................................        (247,414)       (448,546)
  Deferred revenue....................................................................         (23,105)         98,190
                                                                                          ------------    ------------
Net cash used in operating activities.................................................      (4,096,442)    (10,203,834)

Investing activities:
  Acquisitions of businesses net of Cash..............................................         (30,000)     (1,000,000)
  Purchase of property and equipment..................................................               0        (544,894)
  Proceeds from sales of property & equipment.........................................          15,786
  Notes receivable ...................................................................         (61,500)        117,411
                                                                                          ------------    ------------
Net cash used in investing activities.................................................         (75,714)     (1,427,483)

Financing activities:
  Issuance of convertible debentures and warrants.....................................       3,060,000               0
  Issuance of common stock............................................................         675,963       9,928,934
  Principal payments on debt and capital leases.......................................        (588,225)       (880,478)
                                                                                          ------------    ------------
Net cash provided by financing activities.............................................       3,255,574       9,048,456
                                                                                          ------------    ------------
Decrease in cash and cash equivalents.................................................      (1,024,418)     (2,582,861)
Cash and cash equivalents at the beginning of period..................................       3,311,014      12,911,684
                                                                                          ------------    ------------
Cash and cash equivalents at the end of period........................................    $  2,286,596    $ 10,328,823

Supplementary disclosure of cash paid during the period for:
Interest..............................................................................    $    100,210    $    188,502

Income taxes..........................................................................    $          0    $          0

Supplementary disclosure on non-cash financing activities:
  Equipment acquired under capital leases.............................................    $          0    $    173,290

Common Stock used in acquisitions.....................................................    $    567,500    $  1,699,998

                            See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

     1. The consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three month and six month periods ended January 31,1999, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 1999. The consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the three month and six month periods ended January 31, 1999.

     2. In January 1998, the Company purchased 100% of the outstanding common stock of Net Guru Technologies, Inc. (Net Guru) in exchange for cash of $1,000,000 and 152,809 shares of the Company's common stock valued at $1,700,000. In March 1998, the Company purchased 100% of the outstanding common stock of The Chapel Hill Group- Technology Consultants, Inc. in exchange for 68,728 shares of the Company's common stock, valued at $500,000. In November 1998, the Company purchased the remaining 51% of the outstanding common stock of International Certification Internet Institute (ICII) in exchange for 300,000 shares of the Company's common stock valued at $547,500. As part of the January 1998 Net Guru acquisition the Company also received 49% of ICII. However, share transference was subject to a shareholder agreement. With the purchase of 51% of ICII the other 49% was also transferred to Prosoft. The operations of the acquired companies have been reflected in the Company's financial statements since the dates of the acquisitions. For the quarter and six months ended January 31, 1999, the operations of the acquired companies were not significant. Accordingly, a pro forma statement of operations, giving effect to the acquisitions of the aforementioned companies as if they occurred on August 1, 1997, are not presented.

          During the quarter ended January 31, 1999, the Company determined that $1,005,122 of the purchase price of the Net Guru acquisition should have been allocated to license agreements and other identifiable intangibles like service marks, brands, and certification credentials at the date of acquisition. As a result, a reclassification from goodwill to license agreements has been made.

     3. In November of 1998, the Company entered into an Accounts Receivable Line of Credit whereby up to 80% of the gross receivables can be advanced up to $3,500,000. As of January 31, 1999, there have been no borrowings on this line. In November 1998, the Company issued approximately $700,000 in common stock and $3,200,000 in the form of 13% convertible promissory notes with detachable warrants. The convertible debt has a five year maturity with interest payable quarterly.

     4. During the second quarter, the Company issued shares of common stock in lieu of the waiver of certain put rights issued in conjunction with certain acquisitions.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update theses forward-looking statements.

OVERVIEW

     ProsoftTraining.com ("Prosoft" or the "Company") is an Internet solutions company committed to providing comprehensive Internet skills curriculum, vendor-neutral Internet skills certification programs and instructors to deliver the curriculum and certification. Prosoft offers more than 50 instructor led Internet skill courses ranging from one-day end-user workshops to 10-day certification programs. The Certified Internet Webmaster program offered by the Company creates the professional skills required to develop and implement e-business solutions for the Internet age. The certification testing program is administered worldwide by testing leader Sylvan Prometric. The Company also sells its courseware to Prosoft Certified Training Center (PCTC) resellers and courseware licenses. The Company works closely with industry associations, vendors and its partners to define the job roles and skills essential to deploy e-business solutions which apply and use Internet technology in business processes and functions.

     Prosoft offers comprehensive training solutions. Company services include certification in critical Internet skills, instructor-led training (ILT), instructor-facilitated online learning using the Company's proprietary ProFlex distance learning program, classroom texts, and e-courseware.

     The Company's Certified Internet Webmaster (CIW) certification, currently in its third generation, is offered globally in partnership with IBM, ExecuTrain, CompUSA, Computer Prep, among others. The program is based on key e-business job roles and the skills required to perform them. The CIW curriculum and examinations develop and prove competency in those important job roles. It is a standardized method of ensuring that individuals have demonstrated technical competency in selected areas and is vendor-neutral in that it is not content specific to any single vendor or any single product associated with any vendor. CIW is endorsed by the Association of Internet Professionals and the World Organization of Webmasters.

     Historically, Internet instruction had been offered through Company-operated training centers ("Training Centers"). As of January 31, 1999, the Company no longer operated any training centers though it still operated 4 offices. This number is significantly reduced from the July 31, 1998, totals of 12 Company owned sites and 16 Training Centers under the old revenue sharing affiliate agreements. The Company has altered its strategy and decided to exit the retail training business and sell curriculum and service to the training industry on a wholesale basis. Prosoft has increased its offerings through wholesale relationships with other international, national, and regional training companies. The companies add Prosoft Internet curriculum which provides them a new or expanded product line to augment their other training product lines. The Company also provides contract training services at a wholesale cost of $1,450 to $2,600 per day. This strategy shift to eliminate Company run sites and increase distribution through Prosoft Certified Training Centers (resellers) will begin to impact the financial statements in fiscal third and fourth quarters. The Company is now positioned as a wholesale training services company, supplying training and curriculum in the Unites States and abroad. This new wholesale plan leverages instructor resources and adds a product line in courseware sales. This plan should also allow the Company to significantly reduce its fixed site expenses as training occurs at resellers sites. The transition began in the second quarter and should continue over the last two quarters of fiscal 1999 as the number of sites are reduced, the sales force transitioned, and sell-through occurs in the new reseller channels. Since resellers have training schedules published six months in advance, there will be a lag for the distribution of Prosoft's product from the time of agreement signing. Distribution agreements entered into in the first and second fiscal quarters with ExecuTrain, CompUSA, IBM, ComputerPrep, and various PCTCs should provide a solid foundation to implement the Company's new strategy and remain a leader in Internet/intranet skills development. However, there can be no assurances that this strategy will be successful and that such sales will occur and such margins realized.

RESULTS OF OPERATIONS

  Three Months Ended January 31, 1999, Compared to the Three Months Ended January 31, 1998


RECLASSIFICATIONS

     Certain amounts for the three months ended January 31, 1998, and for the six months ended January 31, 1998, have been reclassified to conform with the 1999 presentation.

REVENUE

     Training revenue for the three months ended January 31, 1999, was $1,169,853, compared to $1,525,062 in the three months ended January 31, 1998, a decrease of $355,209. This decrease reflects a change in the distribution strategy of the company from a retail to a wholesale model and a greater percentage of revenue derived from content in the current quarter as compared to previous quarters.

     Courseware sales increased to $265,619 in the three months ended January 31, 1999, compared to $150,000 in the three months ended January 31, 1998. This increase is the result of the increasing customer base in connection with the new PCTC and strategic partner relationships.

     Certification revenue increased to $70,550 in the three months ended January 31, 1999, compared to $0 in the three months ended January 31, 1998. Certification revenue is derived from the new PCTC program and in the future will include revenue derived from certification testing.

COST OF SERVICES

     Cost of services is composed of the following:

                                              Three Months Ended January 31,
                                              ------------------------------
                                                 1999               1998
                                              ------------      ------------
        Instruction.......................      $1,111,033        $1,615,184
        Classroom costs...................       1,071,130         1,204,595
        Courseware........................         382,767           238,107
                                                ----------        ----------
          Total...........................      $2,564,930        $3,057,886
                                                ==========        ==========

     The Company's cost of services includes the costs of instructors, course materials, classroom equipment, and facilities. The majority of course instructors are employees. Instructor travel varies with, among other things, the location of class offerings and local instructor availability. The Company uses instructors, dedicated content development employees, and contractors to develop course content and materials. The cost of content development varies with the Company's evaluation of the effectiveness of its existing class offerings and the anticipated release of new software products. The cost of courseware this quarter included additional expenses resulting from the completion of the third generation of the courseware library.

     The classroom costs consist of equipment related expenses of $826,260, and facilities rent of $244,870 in the quarter ended January 31, 1999. Because the Company reduced the number of classroom sites, we expect net facilities rent for quarterly periods subsequent to January 31, 1999, to be approximately $120,000. As discussed in previous filings and press releases, the Company has changed its distribution strategy and no longer needs the original national training center infrastructure. The Company is also in the process of reducing its equipment costs as a result of the reduced number of locations. However, as of January 31, 1999, the Company cannot accurately estimate the going forward costs nor charges, if any, that will be necessary to remove obligations for equipment leases.

SALES AND MARKETING

  Sales and marketing expenses are composed of:

                                              Three Months Ended January 31,
                                              ------------------------------
                                                 1999               1998
                                              ------------      ------------
       Advertising and trade shows...........    $ 10,734          $ 83,516
       Salaries and wages....................     296,020           552,605
       Travel and entertainment..............      35,512
                                                 --------          --------
          Total..............................    $336,631          $671,633
                                                 ========          ========

     Sales and marketing expenses for the three months ended January 31, 1999, amounted to $336,631, compared to $671,633 for the three months ended January 31, 1998, a decrease of $335,002. These expenses consist of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. This decrease reflects the elimination of the Company's public class schedule and direct mail and telemarketing staff associated with that distribution method.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended January 31,1999, were $1,504,969, compared to $1,521,901 for the three months ended January 31, 1998, a decrease of $16,932. This decrease reflects reduced numbers of administrative employees. We expect this category to decrease slightly as the impact of the new strategy results in lower administrative costs. Exclusive of the G&A costs of ICII which was acquired on November 11, 1998, the G&A costs for the quarter decreased by $121,824.


NET INTEREST INCOME (EXPENSE)

     Net interest expense was $34,634 for the three months ended January 31, 1999, compared to net interest income of $47,088 for the three months ended January 31, 1998, a decrease of $81,722. Interest expense, which consists principally of interest paid on capital leases, is offset by interest earned on cash balances. The increase in net interest expense was a result of smaller cash balances and the addition of approximately $100,000 of interest expense per quarter attributable to the convertible debenture issued in the second quarter. Of this amount only half must be paid in cash.

     Six Months Ended January 31, 1999, Compared to the Six Months Ended January 31, 1998

REVENUE

     Training revenue for the six months ended January 31, 1999, was $2,865,866, compared to $2,726,790 in the six months ended January 31, 1998, an increase of $139,076. This increase reflects greater acceptance of the Company's class offerings and increased distribution through strategic third party relationships.

     Courseware sales increased to $578,634 in the six months ended January 31, 1999, compared to $176,921 in the six months ended January 31, 1998. This increase is the result of the increasing customer base in connection with the new PCTC and strategic partner relationships.

     Certification revenue increased to $70,550 in the six months ended January 31, 1999, compared to $0 in the six months ended January 31, 1998. Certification revenue is derived from the new PCTC program and in the future will include revenue derived from certification testing.

COST OF SERVICES

     Cost of services is composed of the following:

                                                Six Months Ended January 31,
                                                ----------------------------
                                                    1999            1998
                                                -----------      -----------
         Instruction.........................    $2,337,504       $3,680,395
         Classroom costs.....................     2,089,536        2,596,659
         Courseware..........................       764,399          351,723
                                                 ----------       ----------
           Total.............................    $5,191,439       $6,628,777
                                                 ==========       ==========

     The Company's cost of services includes the costs of instructors, course materials, classroom equipment, and facilities. Most course instructors are employees. Instructor travel varies with, among other things, the location of class offerings and local instructor availability. The Company uses instructors, dedicated content development employees and contractors to develop course content and materials. The cost of content development varies with the Company's evaluation of the effectiveness of its existing class offerings and the anticipated release of new software products. The cost of courseware this quarter included additional expenses resulting from the completion of the third generation of the courseware library.

     The classroom costs consist of equipment depreciation of $1,648,260, and facilities rent of $441,276 in the six months ended January 31, 1999. Because the Company reduced the number of classroom sites, we expect net facilities rent for quarterly periods subsequent to January 31, 1999, to be approximately $120,000. As discussed in previous filings and press releases, the Company has changed its distribution strategy and no longer needs the original national training center infrastructure. The Company is also in the process of reducing its equipment costs as a result of the reduced number of locations. However, as of January 31, 1999, the Company cannot accurately estimate the going forward costs nor charges, if any, that will be necessary to remove obligations for equipment leases.

SALES AND MARKETING

     Sales and marketing expenses are composed of:

                                                Six Months Ended January 31,
                                                ----------------------------
                                                    1999            1998
                                                -----------      -----------
         Advertising and trade shows...........  $   27,204       $  100,396
         Salaries and wages....................     923,592        1,183,652
         Travel and entertainment..............     112,825           85,225
                                                 ----------       ----------
           Total...............................  $1,063,621       $1,369,273
                                                 ==========       ==========

     Sales and marketing expenses for the six months ended January 31, 1999, amounted to $1,063,621, compared to $1,369,273 for the six months ended January 31, 1998, a decrease of $305,652. These expenses consist of salaries, commissions and travel-related costs of sales and marketing personnel, the costs of designing, producing and distributing direct mail marketing and media advertisements, and the costs of the information systems to support these activities. This decrease reflects the elimination of the Company's public class schedule and direct mail and telemarketing staff associated with that distribution method.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the six months ended January 31,1999, were $3,111,909, compared to $3,382,051 for the six months ended January 31, 1998, a decrease of $270,142. This decrease reflects reduced numbers of administrative employees. Exclusive of the G&A costs of ICII which was acquired on November 11th, 1998, the G&A costs for the quarter would have decreased by $391,966.


NET INTEREST INCOME (EXPENSE)

     Net interest expense was $44,913 for the six months ended January 31, 1999, compared to net interest income of $88,788 for the six months ended January 31, 1998, a decrease of $133,701. Interest expense, which consists principally of interest paid on capital leases, is offset by interest earned on cash balances. The increase in net interest expense was a result of smaller cash balances and the addition of approximately $100,000 of interest expense per quarter attributable to the convertible debenture issued in the second quarter. Of this amount only half must be paid in cash.


  Liquidity And Capital Resources

     From inception, the Company has financed its operations and met substantially all of its capital expenditure requirements primarily through net proceeds from private sales of securities. Cash and cash equivalents decreased from $3,311,014 at July 31, 1998, to $2,286,596 at January 31, 1999. This
decrease was the result of net cash used by operations, primarily due to a net loss of $5,896,832 for the period, which was partially offset by financing activities which raised approximately $3,800,000.

     The Company has incurred losses of approximately $46 million since inception, primarily due to the startup nature of its business. However, due to the recent sales reorganization and refocusing efforts, the Company is beginning to realize increasing revenue and decreasing costs. This shift in the business strategy should reduce fixed costs over comparable fiscal 1998 periods. If revenues continue to grow as demonstrated in fiscal 1998 and cost savings are realized from programs previously discussed as anticipated, the Company hopes to reach profitability in the last half of fiscal 1999. In addition, in the second quarter of fiscal 1999, the Company received proceeds of approximately $700,000 in a private placement of common stock to various accredited individual investors, $3.2 million in a private placement of convertible debt to various institutional investors, and secured a $3.5 million asset based credit line from Silicon Valley Bank. The Company anticipates that its existing resources, along with these financings, will be sufficient to meet its needs for working capital expenditures through at least 1999. However, no assurances can be given that the Company will be successful in realizing its goals. The Company's ability to continue as a going concern depends upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.

     In November 1998, the Company entered into a renewable one year line of credit with Silicon Valley Bank for a maximum of $3,500,000. The collateral for the line is the Company's accounts receivables of which the Company can draw down up to 80% of the balance.

YEAR 2000 ISSUE RISKS

     Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. We rely on our systems, applications and devices, including financial systems, registration systems, embedded computer chips, networks and telecommunications equipment.

     We have completed our Year 2000 assessment and determined our financial system needed to be updated at an expected cost of less than $3,000. We expect the update to be completed in fiscal 1999. We have received assurances from our other software vendors that their systems are Year 2000 compliant. In addition, we have conducted an inventory, review and assessment of our personal computers, networks and servers and desktop software applications to determine whether they support Year 2000 date codes and we believe that all are Year 2000 compliant. In the event of an unexpected failure in one of our systems, our employees would be able to continue operations on a manual basis until such systems have been restored to full operating capacity. We estimate that the total cost of our Year 2000 compliance will not be significant.

     We have contacted our key vendors and service suppliers to determine the extent to which we are vulnerable to their failure to address the Year 2000 problem. We have received verbal assurances from these key suppliers that their systems are Year 2000 compliant. Although we do not believe our operations will be significantly disrupted even if third parties with whom we have relationships are not Year 2000 compliant, we cannot guarantee that any Year 2000 compliance problems of our suppliers will not negatively affect our financial performance. If our key suppliers are unable to provide us sufficient quantities of materials or goods as a result of their failure to be Year 2000 compliant, we believe that we can obtain adequate supplies of materials and goods at comparable prices from other sources. Because uncertainty exists concerning the potential costs and effects associated with any Year 2000 compliance, we intend to continue to make efforts to ensure that third parties with whom we have relationships are Year 2000 compliant.

     The Year 2000 problem could also have an effect on our customers. If customers delay or forego purchasing our products based upon Year 2000 related issues, it could affect our operating results. Based upon our evaluation of our current information, we do not believe such an occurrence is likely. However, we cannot control the Year 2000 readiness of third parties and such a risk is possible.


ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS OR THE COMPANY

     The discussions in this Form 10-Q concerning future financing needs, changes in business strategy, future profitability, and factors affecting liquidity contain forward-looking statements. Although management believes that these statements are reasonable in view of the facts available to it, no assurance can be given that all of these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere herein. For purposes of this Form 10-Q, "we" and "our" refer to the Company.

EXPECTATION OF CONTINUING LOSSES

     We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results. In addition, we do not expect quarterly profitability until the fiscal fourth quarter at the earliest. We have incurred net losses of approximately $46 million from our inception in December 5, 1995, through January 31, 1999. For the quarter ended January 31, 1999, we incurred a net loss of $2,935,142. Our ability to generate significant revenues in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues. We cannot assure you that we will be able to increase revenues or achieve profitability.

UNCERTAINTY OF FUTURE CAPITAL REQUIREMENTS

     Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $47 million from private placements since our inception and incurred losses of approximately $46 million. We began realizing increasing revenues in late fiscal 1998 due to our sales reorganization and refocusing efforts. This shift in our business strategy should result in a reduction in overhead expenses and, if revenues continue to grow as demonstrated in fiscal 1998, we hope to reach profitability in the second half of fiscal 1999. We believe that our existing resources will be sufficient to meet our needs for working capital expenditures through at least fiscal 1999. However, if we do not achieve profitability and generate positive cash flow as anticipated, our ability to continue as a going concern will be jeopardized unless additional outside financing can be obtained.

UNCERTAINTY OF FUTURE FUNDING

     If we do not achieve profitability and generate positive cash flow as anticipated, we may need additional outside financing. Even if we do achieve profitability and positive cash flow, we may need outside financing to fund further growth of our business. We do not know at this time when we may need additional funds, and we cannot be certain that if we do need additional funds in the future that we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds when necessary, we may have to reduce planned capital expenditures, scale back our operations or growth or enter into financing arrangements on terms which we would not otherwise accept.

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

NEED TO RESPOND TO RAPID TECHNOLOGICAL CHANGES

     In our industry, technology advances rapidly and industry standards change frequently. To remain competitive and achieve profitability, we must continually enhance our existing products and services and promptly introduce new products, services, and technologies to meet the changing demands of our customers. Our failure to respond to technological changes quickly will adversely affect our financial performance.

EFFECT OF MARKET OVERHANG ON STOCK PRICE

     Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely effect the price. As long as certain registration statements which have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell up to 8,348,532 shares (or approximately 47.8% of the shares of Common Stock currently outstanding). These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of these shares being registered were already saleable under rule 144.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable


PART II - OTHER INFORMATION
Item 6: Exhibits and Reports on Form 8-K

a)  Exhibits

     10.1 Form of Stock Purchase Agreement dated as of November 18, 1998 by and among the Company and various investors. Filed as Exhibit 10.18 to Registration Statement No. 333-35249 and incorporated herein by reference.

     10.2 Note and Warrant Purchase Agreement dated as of December 2, 1998 by and among the Company and various investors. Filed as Exhibit 10.19 to Registration Statement No. 333-35249 and incorporated herein by reference.

     10.3 Registration Rights Agreement dated as of December 2, 1998 among the Company and various investors. Filed as Exhibit 10.20 to Registration Statement No. 333-35249 and incorporated herein by reference.

     10.4 Accounts Receivable Purchase Agreement dated as of November 6, 1998 by and between the Company and Silicon Valley Financial Services (a division of Silicon Valley Bank).

     21    Subsidiaries of the Company.

     Financial Data Schedule.

b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended January 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ProsoftTraining.com
Dated: March 11, 1999
                                         /s/   JERRELL M. BAIRD
                                         ----------------------
                                         Jerrell M. Baird
                                         Chief Executive Officer
                                         and Chairman of the Board
                                         (Duly Authorized Officer)

Dated: March 11, 1999
                                         /s/   KIMBERLY V. JOHNSTON
                                         --------------------------
                                         Kimberly V. Johnston
                                         Chief Financial Officer
                                         (Principal Financial Officer)