Form 10-Q
period 1999-04-30
PROSOFT I NET SOLUTIONS INC
filed 1999-06-17
CIK 1018693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending April 30, 1999

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

              3001 Bee Caves Road, Suite 100, Austin, Texas 78746
              (Address of Principal Executive Offices) (Zip Code)

                                (512) 328-6140
              Registrant's Telephone Number, Including Area Code

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of the registrant's common stock, $.001 par value, outstanding as of June 1, 1999, was 13,855,678 shares.

                     ProsoftTraining.com and Subsidiaries
                          Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                                                         April 30, 1999    July 31, 1998
                                                                                         ---------------   --------------
                                                                                           (Unaudited)
                                        ASSETS
Current assets:
 Cash and cash equivalents............................................................     $  1,474,617     $  3,311,014
 Accounts receivable, less allowances of $145,178 and $329,802, respectively..........        1,492,928        2,224,638
 Notes receivable.....................................................................           29,300          422,750
 Prepaid expenses and other current assets............................................          318,438          567,596
                                                                                           ------------     ------------
Total current assets..................................................................        3,315,283        6,525,998
                                                                                           ------------     ------------
Property and equipment:
 Computer equipment and software......................................................          701,543        5,744,480
 Office equipment, furniture and fixtures.............................................          529,692        1,939,270
                                                                                           ------------     ------------
                                                                                              1,231,235        7,683,750
 Less accumulated depreciation........................................................          836,225        4,584,566
                                                                                           ------------     ------------
                                                                                                395,010        3,099,184

Goodwill, net of accumulated amortization of $451,853 and $249,043, respectively......        2,273,239        2,898,839
License agreements, net of accumulated amortization of $219,723.......................        1,576,987                0
Other assets..........................................................................          127,743                0
                                                                                           ------------     ------------
Total assets..........................................................................     $  7,688,262     $ 12,524,021
                                                                                           ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................................................     $    528,985     $  1,054,866
 Accrued payroll and related expenses.................................................          578,405          648,802
 Deferred revenue.....................................................................                0           23,105
 Current portion of capital lease obligations.........................................        1,090,838        1,465,159
 Accrued restructuring costs..........................................................        2,043,673                0
                                                                                           ------------     ------------
Total current liabilities.............................................................        4,241,901        3,191,932

Obligations under capital leases, net of current portion..............................        1,070,440          559,205
Convertible debentures................................................................        2,142,200                0
                                                                                           ------------     ------------
Total liabilities.....................................................................        7,454,541        3,751,137
                                                                                           ------------     ------------
Common stock subject to redemption....................................................           56,666        2,056,520
Stockholders' equity:
 Common stock, $.001 par value:
   Authorized - 50,000,000
     Issued and outstanding 13,903,926 and 11,502,079 shares, respectively............           13,904           11,502
Additional paid-in capital............................................................       51,620,274       47,030,129
Accumulated deficit...................................................................      (51,382,375)     (40,250,519)
Less common stock in treasury, at cost; 11,912 shares.................................           74,748           74,748
                                                                                           ------------     ------------
Total stockholder's equity............................................................          177,055        6,716,364
                                                                                           ------------     ------------
Total liabilities and stockholders' equity............................................     $  7,688,262     $ 12,524,021
                                                                                           ============     ============

                             See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                      Three Months Ended April 30,     Nine Months Ended April 30,
                                          1999            1998            1999             1998
                                          ----            ----            ----             ----
Revenue:
  Training                             $ 1,593,726     $ 2,080,211    $  4,459,593    $   4,807,001
  Courseware                               440,575         846,250       1,019,209        1,023,171
  Certification                            141,949               0         212,499                0
                                       -----------     -----------    ------------    -------------
Total revenue                            2,176,250       2,926,461       5,691,301        5,830,172
                                       -----------     -----------    ------------    -------------

Costs and expenses:
  Costs of services                      2,003,279       3,057,747       7,194,718        9,686,524
  Sales and marketing                      257,238       1,225,869       1,320,859        2,595,142
  General and administrative             1,256,550       1,702,710       4,368,459        5,084,761
  Restructuring charge                   3,723,148               0       3,723,148                0
                                       -----------     -----------    ------------    -------------
Total costs and expenses                 7,240,215       5,986,326      16,607,184       17,366,427
                                       -----------     -----------    ------------    -------------

Loss from operations                    (5,063,965)     (3,059,865)    (10,915,883)     (11,536,255)
Interest income (expense), net            (171,059)         60,121        (215,973)         148,909
                                       -----------     -----------    ------------    -------------

Net loss                               $(5,235,024)    $(2,999,744)   $(11,131,856)   $(11,387,346))
                                       -----------     -----------    ------------    -------------

Net loss per share                          $(0.39)         $(0.26)         $(0.89)          $(1.05)
                                       -----------     -----------    ------------    -------------

Weighted average number of common
 shares outstanding                     13,419,306      11,370,845      12,555,270       10,796,972
                                       -----------     -----------    ------------    -------------

                            See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                     Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                                  Nine Months Ended April 30,
                                                                -------------------------------
                                                                     1999             1998
                                                                     ----             ----
Operating activities
Net loss......................................................   ($11,131,856)    ($11,387,346)
Adjustments to reconcile net loss to cash used in
 operating activities:
     Depreciation and amortization............................      2,185,299        2,080,233
     Write-down of property and equipment.....................        911,215                0
     Changes in operating assets and liabilities:
          Accounts receivable.................................        731,710         (578,724)
          Prepaid expenses and other current assets...........        249,158          149,341
          Other assets........................................       (127,743)               0
          Accounts payable....................................       (860,894)      (1,434,878)
          Accrued payroll and related expenses................        (70,397)        (748,289)
          Deferred revenue....................................        (23,105)         (65,892)
          Accrued restructuring expenses......................      2,043,673                0
                                                                -------------    -------------

Net cash used in operating activities.........................     (6,092,940)     (11,985,555)

Investing activities:
   Acquisitions of businesses net of cash.....................        (30,000)      (1,000,000)
   Purchase of property and equipment.........................              0       (1,137,107)
   Proceeds from sales of property and equipment..............         44,253                0
   Notes receivable...........................................         93,450          195,120
                                                                -------------    -------------

Net cash provided by (used in) investing activities...........        107,703       (1,941,987)

Financing activities:
   Issuance of convertible debentures and warrants............      3,060,000                0
   Issuance of common stock...................................        957,403        8,774,914
   Principal payments on debt and capital leases..............        131,437       (1,376,202)
                                                                -------------    -------------
Net cash provided by financing activities.....................      4,148,840        7,398,712
                                                                -------------    -------------

Decrease in cash and cash equivalents.........................     (1,836,397)      (6,528,830)
Cash and cash equivalents at the beginning of period..........      3,311,014       12,911,684
                                                                -------------    -------------
Cash and cash equivalents at the end of period................    $ 1,474,617      $ 6,382,854

Supplementary disclosure of cash paid during the period for:
   Interest...................................................    $   149,050      $   248,623
   Income taxes...............................................    $         0      $         0
Supplementary disclosure on non-cash financing activities:
   Equipment acquired under capital leases....................    $         0      $   173,290
Common Stock used in acquisitions.............................    $   567,500      $ 1,699,998

                             See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

   1. The consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month and nine month periods ended April 30,1999, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 1999. The consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the three month and nine month periods ended April 30, 1999.

   2. In January 1998, the Company purchased 100% of the outstanding common stock of Net Guru Technologies, Inc. (Net Guru) in exchange for cash of $1,000,000 and 152,809 shares of the Company's common stock valued at $1,700,000. In March 1998, the Company purchased 100% of the outstanding common stock of The Chapel Hill Group-Technology Consultants, Inc. in exchange for 68,728 shares of the Company's common stock, valued at $500,000. In November 1998, the Company purchased the remaining 51% of the outstanding common stock of International Certification Internet Institute (ICII) in exchange for 300,000 shares of the Company's common stock valued at $547,500. As part of the January 1998 Net Guru acquisition, the Company also received 49% of ICII. However, share transference was subject to a shareholder agreement. With the purchase of 51% of ICII, the other 49% was also transferred to Prosoft. The operations of the acquired companies have been reflected in the Company's financial statements since the dates of the acquisitions. For the quarter and nine months ended April 30, 1999, the operations of the acquired companies were not significant. Accordingly, a pro forma statement of operations, giving effect to the acquisitions of the aforementioned companies as if they occurred on August 1, 1997, are not presented.

      During the quarter ended January 31, 1999, the Company determined that $1,005,122 of the purchase price of the Net Guru acquisition should have been allocated to license agreements and other identifiable intangibles like service marks, brands, and certification credentials at the date of acquisition. As a result, a reclassification from goodwill to license agreements has been made.

   3. In November of 1998, the Company entered into an Accounts Receivable Line of Credit whereby up to 80% of the accounts receivable can be advanced up to $3,500,000. As of April 30, 1999, there have been no borrowings on this line. In November 1998, the Company issued approximately $700,000 in common stock and $3,200,000 in the form of 13% convertible promissory notes with detachable warrants. The convertible debt has a five year maturity with interest payable quarterly.

   4. During the second quarter, the Company issued shares of common stock in lieu of the waiver of certain put rights issued in conjunction with certain acquisitions.

   5. In the third quarter ended April 30, 1999, the Company recorded a $3,723,148 charge for restructure and other unusual items associated with the Company's decision to exit the retail training business. The restructuring charge and the amount settled are summarized as follows:

                                              CHARGE       SETTLED      TO BE SETTLED
                                            ----------   ------------   -------------

Severance and other related employee costs  $  284,600   $  (184,600)      $  100,000
Fixed asset write-downs                      1,104,452    (1,104,452)               0
Leased facilities, equipment and other
 termination costs                           2,334,096      (390,423)       1,943,673
                                            ----------   -----------       ----------

                                            $3,723,148   $(1,679,475)      $2,043,673
                                            ----------   -----------       ----------

      The unsettled amounts may change when final payments are made. The Company anticipates that the remaining restructuring actions will be substantially completed by approximately mid-year of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. In addition, forward looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements.

OVERVIEW

   ProsoftTraining.com ("Prosoft" or the "Company") is an Internet skills solutions company committed to providing comprehensive Internet skills curriculum, vendor-neutral Internet skills certification programs and instructors to deliver the curriculum and certification. Prosoft offers more than 50 instructor led Internet skill courses ranging from one-day end-user workshops to 10-day certification programs. The Certified Internet Webmaster program offered by the Company creates the professional skills required to develop and implement e-business solutions for the Internet age. The certification testing program is administered worldwide by testing leader Sylvan Prometric. The Company also sells its courseware to Prosoft Certified Training Center (PCTC) resellers and courseware licensees. The Company works closely with industry associations, vendors and its partners to define the job roles and skills essential to deploy today's e-business.

   Prosoft offers comprehensive training solutions. Company services include certification in critical Internet skills, instructor-led training (ILT), instructor-facilitated online learning using the Company's proprietary ProFlex distance learning program, classroom texts, custom courseware development, courseware licensing and multimedia courseware.

   The Company's Certified Internet Webmaster (CIW) certification, currently in its third generation, is offered globally in partnership with IBM subsidiaries Catapult and PBSC (Canada), CompUSA, ExecuTrain, Computer Prep, among others. The program is based on key e-business job roles and the skills required to perform them. The CIW curriculum and examinations develop and prove competency in those critical job roles. It is a standardized method of ensuring that individuals have demonstrated technical competency in selected areas and is vendor-neutral in that it is not content specific to any single vendor or any single product associated with any vendor. CIW is endorsed by the Association of Internet Professionals and the World Organization of Webmasters.

   Historically, Internet instruction had been offered through Company-operated training centers ("Training Centers"). Since January 31, 1999, the Company no longer operated any Training Centers. As of July 31, 1998, the Company operated 31 Training Centers in 18 states. The Company altered its strategy and decided to exit the retail training business and sell curriculum and instruction services to the training industry on a wholesale basis. Prosoft has increased its offerings through wholesale relationships with other international, national, and regional training companies. The companies add Prosoft Internet curriculum which provides them a new or expanded product line to augment their other training product lines. The Company also provides contract training services at a wholesale cost of $1,450 to $2,600 per day. This strategy shift to eliminate Company run sites and increase distribution through Prosoft Certified Training Centers (resellers) began to impact the financial statements in the fiscal third quarter. The Company is now positioned as a wholesale training services company, supplying training and curriculum in the Unites States and abroad. This new wholesale plan leverages instructor resources and adds a product line in courseware sales. This transition plan which began in the second quarter should allow the Company to significantly reduce its fixed operating expenses as training occurs at resellers or customer sites. In the third quarter, the Company recorded a restructuring charge of $3,723,148 to provide for site closures, termination of unproductive equipment leases, non-cash write-offs of unproductive assets and reduction to the workforce. Since resellers have training schedules published six months in advance and the need to train personnel who will deliver the new program, there will be a lag for the distribution of Prosoft's product from the time of agreement signing. Distribution agreements entered into in the first and second fiscal quarters with ExecuTrain, CompUSA, IBM, ComputerPrep, and various PCTCs should provide a solid foundation to implement the Company's new strategy and remain a leader in Internet/intranet skills development. However, there can be no assurances that this strategy will be successful and that such sales will occur and such margins realized.

RESULTS OF OPERATIONS

   Three Months Ended April 30, 1999, Compared to the Three Months Ended April 30, 1998

RECLASSIFICATIONS

   Certain amounts for the three months ended April 30, 1998, and for the nine months ended April 30, 1998, have been reclassified to conform with the 1999 presentation.

REVENUE

   Training revenue for the three months ended April 30, 1999, was $1,593,726, compared to $2,080,211 in the three months ended April 30, 1998, a decrease of $486,485. This decrease reflects a change in the distribution strategy of the Company from a retail to a wholesale model. Training revenue for the third quarter of 1999 primarily came as a result of instructor rental to other training companies. Training revenue for the third quarter of 1998 primarily came from student fees.

   Courseware sales decreased to $440,575 in the three months ended April 30, 1999, compared to $846,250 in the three months ended April 30, 1998. Courseware sales in 1998 came from courseware licensing whereas courseware sales in 1999 came from courseware licensing and textbook sales. Courseware licensing revenue can vary significantly from quarter to quarter. The sale of textbooks under the new model represents a revenue source that will be more consistent from quarter to quarter.

   Certification revenue increased to $141,949 in the three months ended April 30, 1999, compared to $0 in the three months ended April 30, 1998. Certification revenue is derived from the new PCTC program and certification testing.

COST OF SERVICES

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

   Cost of services for the three months ended April 30,1999, were $2,003,279, compared to $3,057,747 for the three months ended April 30, 1998, a decrease of $1,054,468 or 34%. The reduction in costs was primarily related to a decrease of instructors and classroom equipment and facilities cost. Instructor headcount at April 30, 1999 was 24 compared to 42 at April 30, 1998.

SALES AND MARKETING

   Sales and marketing expenses are composed of:

                                                  Three Months Ended April 30,
                                                 ------------------------------
                                                     1999                1998
                                                     ----                ----
    Advertising and trade shows..............      $ 19,856          $  476,484
    Salaries and wages.......................       138,857             664,355
    Travel and entertainment.................        98,525              85,030
                                                   --------          ----------
        Total................................      $257,238          $1,225,869
                                                   ========          ==========

   Sales and marketing expenses for the three months ended April 30, 1999, amounted to $257,238, compared to $1,225,869 for the three months ended April 30, 1998, a decrease of $968,631 or 79%. This decrease reflects the elimination of the Company's public class schedule and direct mail and telemarketing staff associated with that distribution method.

GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the three months ended April 30,1999, were $1,256,550, compared to $1,702,710 for the three months ended April 30, 1998, a decrease of $446,160 or 26%. The decrease is primarily due to savings from headcount reductions and other cost control initiatives.


RESTRUCTURING CHARGE

   A restructuring charge of $3,723,148 was recorded in the three months ended April 30, 1999. The restructuring charge consisted of the following: employee termination and severance costs, $284,600; fixed asset write-downs, $1,104,452; and leased facilities, equipment and other termination costs, $2,334,096. Of the total $3,723,148 restructuring charge, $1,679,475 was settled in the quarter and $2,043,673 remains in accrued restructuring costs. The unsettled amounts may change when final payments are made. The Company anticipates that the remaining restructuring actions will be substantially completed by mid-year of fiscal 2000.


NET INTEREST INCOME (EXPENSE)

   Net interest expense was $171,059 for the three months ended April 30, 1999, compared to net interest income of $60,121 for the three months ended April 30, 1998, a decrease of $231,180. Interest expense, which consists principally of interest on the convertible debentures, is offset by interest earned on cash balances. The increase in net interest expense was a result of smaller cash balances and the convertible debenture issued in the second quarter. Only half of the convertible debenture interest must be paid in cash.

   Nine Months Ended April 30, 1999, Compared to the Nine Months Ended April 30, 1998


REVENUE

   Training revenue for the nine months ended April 30, 1999, was $4,459,593, compared to $4,807,001 in the nine months ended April 30, 1998, a decrease of $347,408. This decrease reflects the change in the distribution strategy of the company from a retail to a wholesale model.

   Courseware sales for the nine months ended April 30, 1999 totaled $1,019,209, compared to $1,023,171 for the nine months ended April 30, 1998, a decrease of less than 1%.

   Certification revenue increased to $212,499 in the nine months ended April 30, 1999, compared to $0 in the nine months ended April 30, 1998. Certification revenue is derived from the new PCTC program and certification testing.


COST OF SERVICES

    The Company's cost of services includes the costs of instructors, course materials, classroom equipment, and facilities. Most course instructors are employees. Instructor travel varies with, among other things, the location of class offerings and local instructor availability. The Company uses instructors, dedicated content development employees and contractors to develop course content and materials. The cost of content development varies with the Company's evaluation of the effectiveness of its existing class offerings and the anticipated release of new software products. The cost of courseware for the current period included additional expenses resulting from the completion of the third generation of the courseware library.

   Cost of services for the nine months ended April 30, 1999, were $7,194,718 compared to $9,686,524 for the nine months ended April 30, 1998, a decrease of $2,491,806 or 26%. The reduction in costs was primarily related to a decrease of instructors and classroom equipment and facilities cost. Instructor headcount at April 30, 1999 was 24 compared to 42 at April 30, 1998.



SALES AND MARKETING

   Sales and marketing expenses are composed of:

                                                  Nine Months Ended April 30,
                                                 ----------------------------
                                                     1999           1998
                                                 ------------   -------------
   Advertising and trade shows..............       $   47,060      $  489,892
   Salaries and wages.......................        1,062,449       1,775,478
   Travel and entertainment.................          211,350         329,772
                                                   ----------      ----------
     Total..................................       $1,320,859      $2,595,142
                                                   ==========      ==========

   Sales and marketing expenses for the nine months ended April 30, 1999, amounted to $1,320,859, compared to $2,595,142 for the nine months ended April 30, 1998, a decrease of $1,274,283 or 49%. The decrease in costs was primarily related to the reduction in sales and marketing staff and trade show costs.


GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the nine months ended April 30,1999, were $4,368,459, compared to $5,084,761 for the nine months ended April 30, 1998, a decrease of $716,302 or 14%. The decrease is primarily due to savings from headcount reductions and other cost control initiatives.


RESTRUCTURING CHARGE

   A restructuring charge of $3,723,148 was recorded in the nine months ended April 30, 1999. The restructuring charge consisted of the following: employee termination and severance costs, $284,600; fixed asset write-downs, $1,104,452; and leased facilities, equipment and other termination costs, $2,334,096. Of the total $3,723,148 restructuring charge, $1,679,475 was settled in the quarter and $2,043,673 remains in accrued restructuring costs. The unsettled amounts may change when final payments are made. The Company anticipates that the remaining restructuring actions will be substantially completed by mid-year of fiscal 2000.


NET INTEREST INCOME (EXPENSE)

   Net interest expense was $215,973 for the nine months ended April 30, 1999, compared to net interest income of $148,909 for the nine months ended April 30, 1998, a decrease of $364,882. Interest expense, which consists principally of interest paid on capital leases and convertible debentures, is offset by interest earned on cash balances. The increase in net interest expense was a result of smaller cash balances and interest expense attributable to the convertible debenture issued in the second quarter. Only half of the convertible debenture interest must be paid in cash.


  Liquidity And Capital Resources

   From inception, the Company has financed its operations and met substantially all of its capital expenditure requirements primarily through net proceeds from private sales of securities. Cash and cash equivalents decreased from $3,311,014 at July 31, 1998, to $1,474,617 at April 30, 1999. This decrease was the result of net cash used by operations, primarily due to a net loss of $11,131,856 for the period, which was partially offset by financing activities that raised approximately $3,800,000 and non-cash expenses of approximately $5,500,000.

   In November 1998, the Company entered into a renewable one year line of credit with Silicon Valley Bank for a maximum of $3,500,000. The collateral for the line is the Company's accounts receivable of which the Company can draw down up to 80% of the accounts receivable balance.

   The Company has incurred losses of approximately $51 million since inception, primarily due to the startup nature of its business. However, due to the recent sales reorganization and refocusing efforts, the Company is beginning to realize increasing revenue and decreasing costs. This shift in the business strategy should reduce fixed costs over comparable fiscal 1998 periods. If revenues continue to grow as demonstrated in the third quarter of fiscal 1999 and cost savings are realized from programs previously discussed as anticipated, the Company hopes to reach profitability in fiscal 2000. The Company anticipates that its existing resources, along with the $3.5 million asset based credit line from Silicon Valley Bank, will be sufficient to meet its needs for working capital expenditures through at least fiscal 1999. However, no assurances can be given that the Company will be successful in realizing its goals. The Company's ability to continue as a going concern depends upon its ability to obtain necessary financing, grow revenue, attain operational efficiencies and, ultimately, sustain a profitable level of operations.


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

   We have completed our Year 2000 assessment and determined our financial system needed to be updated at an expected cost of less than $3,000. This update was completed in fiscal 1999. We have received assurances from our other software vendors that their systems are Year 2000 compliant. In addition, we have conducted an inventory, review and assessment of our personal computers, networks and servers and desktop software applications to determine whether they support Year 2000 date codes and we believe that all are Year 2000 compliant. In the event of an unexpected failure in one of our systems, our employees would be able to continue operations on a manual basis until such systems have been restored to full operating capacity. We estimate that the total cost of our Year 2000 compliance will not be significant.

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


EXPECTATION OF CONTINUING LOSSES

   We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results. In addition, we do not expect quarterly profitability until fiscal 2000. We have incurred net losses of approximately $51 million from our inception on December 5, 1995, through April 30, 1999. For the quarter ended April 30, 1999, we incurred a net loss of $5,235,024, which included a restructuring charge of $3,723,148. Our ability to generate significant revenues in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues. We cannot assure you that we will be able to increase revenues or achieve profitability.


UNCERTAINTY OF FUTURE CAPITAL REQUIREMENTS

   Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $47 million from private placements since our inception and incurred losses of approximately $51 million. We began realizing increasing revenues this past quarter as a result of the implementation of the new business strategy. This shift in our business strategy should also result in a reduction in overhead expenses and, if revenues continue to grow as demonstrated in the third quarter of fiscal 1999, we hope to reach profitability in fiscal 2000. We believe that our existing resources will be sufficient to meet our needs for working capital expenditures through at least fiscal 1999. However, if we do not achieve profitability and generate positive cash flow as anticipated, our ability to continue as a going concern will be jeopardized unless additional outside financing can be obtained.


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


EFFECT OF MARKET OVERHANG ON STOCK PRICE

   Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely effect the price. As long as certain registration statements which have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 8,000,000 shares (or approximately 47% of the shares of Common Stock currently outstanding on a fully-diluted basis). These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered were already saleable under rule 144.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable

PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

a)  Exhibits

     10.1 Consultant Agreement dated July 1, 1999 by and between the Company and Investment Transaction, LLC.

     10.2 Employment Agreement dated January 1, 1999 between Prosoft I-Net Solutions, Inc. and David I. Perl.

     10.3 Employment Agreement dated January 1, 1999 between Prosoft I-Net Solutions, Inc. and Uday O. Pabrai.

     10.4 Employment Agreement dated January 1, 1999 between Prosoft I-Net Solutions, Inc. and Jerrell M. Baird.

     27    Financial Data Schedule.


b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended April 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ProsoftTraining.com
Dated:   June 16, 1999
                                             /s/    JERRELL M. BAIRD
                                             ----------------------------------
                                             Jerrell M. Baird
                                             Chief Executive Officer
                                             and Chairman of the Board
                                             (Duly Authorized Officer)

Dated:   June 16, 1999
                                             /s/    WILLIAM J. WERONICK
                                             ----------------------------------
                                             William J. Weronick
                                             Vice President, Finance
                                             (Principal Financial Officer)