Form 10-K405
period 1999-07-31
PROSOFTTRAINING COM
filed 1999-10-29
CIK 1018693

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
  [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
    For the fiscal year ended: July 31, 1999

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
    For the transition period from        to

                       Commission File Number 000-21535

                               ----------------

                              ProsoftTraining.com
            (Exact name of Registrant as specified in its charter)

               NEVADA                                  87-0448639
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)

               3001 Bee Caves Road, Suite 100, Austin, TX 78746
              (Address of principal executive offices) (Zip Code)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's commmon stock held by non-affiliates of the Registrant as of October 1, 1999, was $54,785,040 based on the number of shares outstanding on such date and the last sale price for the common stock on such date of $3.9375 per share as reported on the NASDAQ-- SmallCap market.

  Part III is incorporated by reference from the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1999.

  The number of shares of Common Stock issued and outstanding as of October 1, 1999: 14,365,761.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              PROSOFTTRAINING.COM

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----
                                     PART I
 Item 1.  Business .....................................................
          Overview......................................................     1
          Information Technology Education and Training Market..........     1
          The Prosoft Business Model....................................     2
          Courseware....................................................     2
          Services......................................................     3
          Certification.................................................     4
          Customers.....................................................     6
          Sales and Marketing...........................................     6
          Competition...................................................     7
          Seasonality...................................................     7
          Risks as a Result of Year 2000................................     7
          Trademarks and Copyrights.....................................     8
          Employees.....................................................     8
          Regulations...................................................     8
 Item 2.  Properties....................................................     8
 Item 3.  Legal Proceedings.............................................     8
 Item 4.  Submission of Matters to Vote of Security Holders.............     9

                                    PART II

           Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................    10
 Item 6.  Selected Financial Data.......................................    11
             Management's Discussion & Analysis of Financial Condition &
 Item 7.  Results of Operations.........................................    11
 Item 8.  Financial Statements and Supplementary Data...................    17
           Changes in and Disagreements with Accountants on Accounting &
 Item 9.  Financial Disclosure..........................................    31

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    32
 Item 11. Executive Compensation........................................    32
                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    32
 Item 13. Certain Relationships and Related Transactions................    32

                                    PART IV

          Exhibits and Financial Statement Schedules and Reports on Form
 Item 14. 8-K...........................................................    33
 Signatures..............................................................   34
 Exhibit Index...........................................................   36

ITEM 1. BUSINESS

  This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to; those discussed throughout this document.

Organization History

  Prosoft is incorporated under the laws of the State of Nevada. From its incorporation in May 1985 until March 1996, the Company had no significant operations. Beginning in February 1995, the Company's business was operated as a sole proprietorship (the "Proprietorship"). In December 1995, Pro-Soft Development Corp., a California corporation ("Old ProSoft"), was incorporated and acquired the business from the Proprietorship effective January 1, 1996. In March 1996, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Old ProSoft and the Old ProSoft shareholders. Under the terms of the Reorganization Agreement, Old ProSoft shareholders received one share of Common Stock of the Company in exchange for each of their shares of Old ProSoft, and Old ProSoft became a wholly owned subsidiary of the Company (the "Reorganization"). As part of the Reorganization, all the executive officers and directors of the Company resigned and the executive officers and directors of Old ProSoft became the executive officers and directors of the Company and the Company changed its name from Tel-Fed, Inc. to ProSoft Development, Inc. The Company changed its name to Prosoft I-Net Solutions, Inc. in October 1996 and in December 1998 changed its name to ProsoftTraining.com.

Overview

  Our mission at ProsoftTraining.com (the "Company" or "Prosoft" or "we" or "our"), formerly Prosoft I-Net Solutions, Inc., is to lead the world in Internet certification and education. We provide certification to individuals seeking to validate their Internet skills to employers and clients. Our education programs are sold to training companies, corporations and academic institutions. We sell courseware, intellectual property licenses, instruction services and related materials to allow individuals to complete training towards certification or other Internet skills.

  Prior to fiscal year 1999, the Company's main objective was to provide Internet skills education directly to students. During fiscal year 1999 we changed our name and business model from retail training to wholesale training programs. Founded in 1996, we became publicly traded in December 1996 as a result of a reverse merger into an already public shell company. In March 1997, November 1997 and November 1998 we raised additional capital through private placements with institutional and individual investors.

  At the end of fiscal year 1998, we concluded that we would not succeed with a retail training business model. We decided to capitalize on our investment in our intellectual property and excellent teaching staff by offering both to the training industry. In the third quarter ended April 30, 1999, we recorded a $3,723,148 restructuring charge associated with our decision to exit the retail training business. We have now finished the transformation.

The Information Technology Education and Training Market

  The rapidly growing role of information technology (IT) in business organizations and the emergence of the Internet are creating significant and increasing demand for information technology training. A 1999 Merrill Lynch report estimates the current IT training market at $26 billion, growing at 10% per year. This report estimates that the Corporate IT training market represents $19 billion of the total and is growing at 12% annually. International Data Corporation (IDC) projects the corporate training market alone will grow to $28 billion by 2002.

  Corporations today devote nearly 50% of their capital spending to IT. This requires a continuous investment in employee skills. The growing need for technology training is driven by several developments including: (i) increased use of computers in the workplace requiring employees to acquire and apply information technology skills; (ii) rapid and complex technological changes in operating systems, new software development, and technical training; (iii) continuing emphasis by industry on productivity, increasing the number of functions being automated throughout organizations; (iv) greater focus by organizations on core competencies with a shifting emphasis to outsourcing of non-core activities; (v) corporate downsizing requiring remaining personnel to develop a greater variety of skills; and (vi) development of the Internet.

  The demand for IT professionals is far outstripping the current supply. In a recent survey conducted by the Information Technology Association of America:

  . One of every ten IT positions, or approximately 350,000 jobs in the United States, is unfilled today.

  . Approximately 50% of IT company executives cited the lack of skilled workers as the most significant barrier to growth during the next year.

  . Approximately 70% of IT companies said that "few" or "some" applicants for IT jobs have the skills the companies are seeking.

  Instructor-led classroom training is the dominant delivery method for technology training, with 78.4% of the information technology education market according to the 1998 IDC report. IDC projects that instructor-led training will continue to maintain a significant share of the market because trainees value the personalized attention, interfacing and problem-solving with classmates and instructors, and the insulation classroom training provides from workplace interruptions. While IDC projects instructor-led training will continue to be the leading delivery method in the market through 2001, the role of technology-based training, consisting of computer-based training, Web-based training and CD-ROM multimedia is gaining greater acceptance. IDC estimates that technology-based training will have 54.9% of the information technology education market by 2002 while instructor-led classroom training will have a 42.4% share. IDC projects that revenues generated through instructor-led training will still grow through 2000, but at that point will start to decline.

  The Internet, unlike every information technology implemented to date, is a technology that has broad application beyond the Corporation. Internet skills training will benefit K-12 and postsecondary students. It will also benefit consumers. This increases the potential market for Prosoft Internet training products dramatically. Globally, the market for education and training is two trillion dollars. In the United States, the K-12 market is $360 billion, of which $7 billion is spent on Teacher Training, Supplemental Instruction and Textbooks. These are all areas where the Internet will have an impact. These markets are growing between 5% and 10% annually. The postsecondary market is $237 billion, of which $2.5 billion is spent on textbooks. The global competition for students equipped for next millennium's knowledge economy will drive K-12 and postsecondary schools to include Internet skills education in their curriculum.

  U.S. consumers are spending another $13 billion on education products and services, of which $1.5 billion is spent on taking tests. Not only can Internet skills training and certification benefit job candidates, but individuals can start home businesses or create web sites for families, churches and clubs with these skills.

THE PROSOFT BUSINESS MODEL

ProsoftTraining.com earns revenue in three primary ways:

  .  Courseware,

  .  Teaching services, and

  .  Certification.

Courseware

We have made significant investments in our intellectual property. We believe our library of Internet skills courses is the largest of its kind in the world. Courses are grouped in job-role certification tracks, which increase their value even further. Internet skills topics cover basic Internet, Internetworking, web site design, Internet scripting, Internet application development, Java, Internet server administration, Security and E-commerce. We also have courses for Unix and Linux administration and CompTIA's Network + certification. Our courses are vendor-neutral which is of critical importance in the Internet where no one company dominates hardware or software. Our courses train students in concepts and expose them to implementations from a variety of software vendors. The courses also have exercises designed to be completed by the student on a computer equipped with appropriate software and a connection to the Internet. When taught in a classroom format, individual courses have a suggested duration that ranges from one to five days. We have been careful to build our courseware in a modular fashion so as to increase our opportunities to license our courseware to other companies and to maximize our chances to deploy our courseware in different learning formats and media.

  The Company sells its courses in four primary ways.

  1. As a Textbook. We print course textbooks ("Courseware") and ship them to clients who provide them to students taking a class. Textbooks are printed with a ProsoftTraining.com brand. Though the most popular titles are available for sale to all clients, only companies that have signed an agreement to be an authorized training center can purchase all titles. Courseware pricing ranges from $20 to $50 per course day. Printing costs usually do not exceed 25% of the selling price.

  2. Through a Reproduction License. Under a reproduction license, a client purchases the right to print a textbook using its own cover page and introduction while leaving the rest of the content unchanged. Reproduction licenses allow the Company to leverage other companies' investments in printing facilities while retaining ownership in the underlying content. Reproduction licenses are either purchased on a royalty or lump sum basis depending on the client and the intended use. Royalties rates range from 20% to 40% of the licensees' gross proceeds from the sale of courses. Lump sum licenses generate from $40,000 to in excess of $250,000.

  3. Through an OEM License. Under an OEM license, Prosoft agrees to make modifications to a course so that it conforms to standards and appearance required by a third party. The third party then sells the course under its own brand to a market contractually agreed between the two companies. Prosoft retains ownership of the intellectual property and collects a royalty per unit produced by the OEM.

  4. As a Custom Developed Course(s). The Company leverages its Internet and courseware development expertise by bidding on selected contracts for courses required by third parties. For us to consider a project, it must cover a subject where we have expertise, be a client with whom we have an ongoing relationship or be for a project where we have the future opportunity to rent instructors to teach the course. Projects are priced according to time, materials and intellectual property re-used.

  We have completed conversion of four of our entry-level courses to a computer-based format delivered on CD-ROM. This format is known as computer-based-training or "CBT." A student taking a course in this format will hear an audio lesson accompanied by screen animations illustrating or demonstrating the various topics and exercises. These courses will be offered to training companies, corporations and individuals as an alternative to classroom training. We are also in the process of converting these same courses for delivery directly on the Internet. This is known as web-based training or "WBT."

  Introducing courses in alternate formats allows us to fulfill the increasing requirement for "blended learning" solutions. A blended learning solution is one where the same content is available in multiple formats. Students can then choose the method that best fits their schedule and learning style. We believe having the only Internet job-role certification in multiple delivery formats is a distinct advantage in attracting channel partners and students.

Services

  We have a staff of instructors we rent to the training industry and corporations to teach our courses. Currently two thirds of our revenue comes from this business. As of October 1999, we had 28 instructors on staff in the United States and Ireland. Instructors usually specialize in two or three of our course tracks. Instructors perform the following tasks: (i) training of client instructors or "train the trainer," (ii) conducting classes for clients, (iii) developing custom courseware, (iv) developing or improving Prosoft courseware and (v) client consulting.

  We charge $1,000 to $3,000 per day for our instructors. The rate depends on the difficulty of the course, the location of the assignment and whether travel is included in the rate. Annual instructor compensation ranges from $30,000 to over $100,000. All instructors receive stock options after a probationary period with the Company. Full utilization of an instructor occurs when Prosoft can bill 65% to 70% of their available days in a month.

  A pool of qualified instructors does not currently exist in the job market. We hire people with education or technical backgrounds and prepare them to teach our courses through a series of "Instructor Boot Camps." Our success in growing services revenue and achieving our target for gross margin depends on our ability to attract, develop and retain instructors.

  We do not plan to service 100% of our teaching assignments with our own instructors. We have created a pool of contractors qualified to teach Prosoft courses. So as to ensure very high utilization of our own employees in the face of seasonality or other market volatility, our goal is to use our instructors for 75% of our teaching jobs and to use contractors for the rest.

  We plan to hire instructors throughout fiscal year 2000 and grow the number of instructors on staff to more than 50. Fortunately, instructors do not need to relocate; instead they travel to their assignments. As a result of a typically heavy travel schedule and the high demand from customers for our instructors, turnover is expected to run 15%-20% per year. When our instructors leave they very often go to work for one of our customers, which tends to reinforce the use of Prosoft products.

  Distance Learning. We have converted ten of our courses for delivery via our ProFlexsm distance-learning program. ProFlexsm is a classroom caliber learning experience without the classroom. Students participate in a series (five to eight) of forty-five minute class sessions, complete interim homework assignments and communicate with their instructor via e-mail. The Internet is used for class presentations, gathering assignments, communicating with the instructor and submitting questions during class sessions. Courses are priced the same as classroom training sessions for the same topic. At present, ProFlexsm does not generate a significant level of revenue for the Company, but due to the great interest in distance learning, we do expect to see some growth during the next fiscal year. We also plan to spend more money on marketing and establishment of more reseller relationships to drive business for this product.

Certification

  One of the major trends in the IT industry is certification. Certification training is growing at a rapid pace, with the number of exams growing at over 30% annually according to the Merrill Lynch report. The certification testing market is already $900 million and is estimated to grow to over $2 billion by 2001.

  IT certification provides individuals and employers with a standardized measurement of one's understanding of a specific technical area. From an employer's standpoint, certification provides a benchmark for quality, allowing companies to quickly assess an employee's knowledge and ensure they have the qualifications necessary to accomplish their jobs. This then translates to increased productivity as well as reduced hiring and training costs associated with turnover. According to IDC, more than 80% of IT managers report that certified employees are more productive in all areas.

  Large technology vendors such as Novell and Microsoft led the movement to certify information technology professionals. Today hundreds of thousands of technology professionals have earned certifications like MCP (Microsoft Certified Professional), MCSE (Microsoft Certified System Engineer), MCSD (Microsoft Certified System Developer), CNE (Certified Novell Engineer) and CNA (Certified Novell Administrator). In recent years, new certifications have arisen that provide "vendor-independent" credentials. The most successful of these entrants has been A+, which now boasts over 130,000 certificate holders in the United States. A+ certifies individuals as competent to assemble and service PC hardware from various manufacturers.

  The emergence of the Internet, where no hardware or software vendor dominates the standards, created an opportunity to establish a vendor-neutral certification for individuals desiring to provide Internet competency credentials. In January 1998, we acquired Net Guru Technologies, Inc. and its Certified Internet Webmaster (CIW) program.

                                  Foundations
                                  5-day track
                                 CIW Exam #310

        Site       Application       Server       Internetworking    E-Commerce
      Designer      Developer     Administrator    Professional     Professional
    5-day track    10-day track    5-day track      7-day track     5-day track
    Exam 1DO-320   Exam 1DO-330   Exam 1DO-350     Exam 1DO-360     Exam 1DO-380

                    Enterprise                       Security
                    Developer                      Professional
                   10-day track                     8-day track
                   Exam 1DO-340                    Exam 1DO-370

  Certified Internet Webmaster (CIW). The CIW program is built around the job roles for Internet professionals critical to deploying today's e-Business solutions. In the early days of the Internet, a single individual had responsibility for web site development and administration. Because these early web experts knew something about everything, they acquired the title "webmaster." The Internet, its networks, servers and applications have now grown so complex that no one person can easily provide expertise in all areas. Instead, web teams and distinct Internet job roles have emerged. In the last year, these job roles have been validated by the Association of Internet Professionals, an industry group comprised of important players including Novell, Microsoft and IBM.

  The CIW program recognizes the movement to Internet job roles and provides certifications in eight job areas. The CIW certifications are:

  1. CIW Foundations (entry level skills)

  2. CIW Site Designer (site design skills)

  3. CIW Application Developer (interactive web site development)

  4. CIW Enterprise Developer (web sites connected to database applications)

  5. CIW Administrator (web server administration)

  6. CIW Internetworking Professional (TCP/IP networking skills)

  7. CIW Security Professional (server and network protection skills)

  8. CIW e-Commerce Professional (e-Commerce transaction skills)

  CIW Certification tests are administered through leading testing vendors Sylvan Prometric and VUE. Sylvan has 5,200 testing affiliates worldwide and VUE has over two thousand. These are the same testing services used by other leading certification providers such as Microsoft and Novell.

  Students prepare for certification tests on their own or by using one of the CIW preparatory education programs offered by training companies worldwide. Students pay between $100 and $150 to take a test. Many students do not pass the test on the first try and must take the test a second time. Other students earn multiple certifications. The Company earns between 40% and 50% from each test taken. The actual margin depends on the country in which the test is taken and which testing service is used.

  Authorized Training Centers. A development that parallels the growth of certification for Internet professionals is certification for training centers. We have created an authorized training partner channel. Authorized training centers agree to use only official courseware provided by Prosoft, teach courses using only certified instructors and advertise courses using the official trademark and logo. Training companies usually pay a fee to become an authorized training partner. The fee is waived for academic institutions and for others it ranges from $3,000 to $9,000.

  The company currently has agreements in place that allow over 800 training centers access to the CIW curriculum. In the United States, companies like IBM, New Horizons, CompUSA, ExecuTrain, Catapult, Productivity Point International (a subsidiary of Knowledge Universe), ARIS and Knowledge Alliance offer training for CIW.

  Though revenue from certification testing is a small percentage of total revenue, the Company expects this source of revenue to grow as the majority of the Company's authorized training partners have joined the program in the last six months. Experience indicates it takes approximately six months for a company to begin teaching courses after it becomes an authorized training center. It then may take another several months before students begin to take certification tests.

Customers

  United States. In the United States, companies like IBM, New Horizons, CompUSA, ExecuTrain, Productivity Point International (a subsidiary of Knowledge Universe), ARIS and Knowledge Alliance offer training for CIW. The Company also has relationships with web-based training companies DigitalThink and Learn2.com, and education portal Hungry Minds.com. The Company also conducts training at Mecklermedia's Internet World shows in the United States and overseas. A recent development in the United States is the development of a potentially lucrative academic client base, including universities, junior and community colleges, and vocational-technical schools. Towards this end, during 1999, the Company's CIW courses received accreditation from the American Council on Education as part of their college credit recommendation service.

  Canada. In Canada, companies like CDI, PBSC and General Physics offer training for CIW.

  Europe. In Europe, companies like IBM, Semcon (Sweden), DiTEC (Germany), TECHConnect (UK), BIC Systems (UK), Rumos (Portugal), Fringes (Spain), Institute Eris (France), and Technology Training (Northern Ireland) offer our programs.

  Asia. We have sold courseware to training companies in India (5), Australia
(3), Singapore (Drake International and Net Assist Services), Hong Kong and Korea (Samsung). The company is currently negotiating a relationship in Japan with a government agency and two training companies.

  Latin America. Though we do not sell courseware to any company in Latin America right now, we expect our products to expand to this region through our relationship with IBM, and through one of our OEM relationships.

Sales and Marketing

  Because we share the burden of selling and marketing our courses with our channel partners, we have a very efficient sales and marketing organization. We have nine people directly involved in sales and marketing in the United States and two people in Ireland. Sales and marketing personnel develop relationships with channel partners and then help these customers sell our courses to their clients.

  We also have a channel support and customer service organization in Austin, Texas that has five people making sure customer orders are completed with a high level of quality and customer assurance. This group assists the sales organization by entering orders for courseware or teachers into our computer system, contacting the customer to make sure arrangements are satisfactory and following up with the customer after delivery. Since many customers need to make last minute adjustments or forget to order courseware until a few days before the class, we use our quick response as a competitive advantage. Most customers are not price sensitive about courseware if it is delivered on time and to the right place.

Competition

  Each area of our business is highly competitive, and there are few economic barriers to prevent entry in any of them. We not only face competition from many other companies offering similar services and products, but we must also compete with the internal training, marketing and publishing units of large corporations. Many of our competitors have access to greater resources and capital than is currently available to us. However, we believe that a company cannot effectively compete with us at this time unless it is willing to invest millions of dollars in courseware development and spend more than a year to complete the task. The trade association CompTIA has announced its intention to introduce a certification that will compete with our CIW Foundations certification. This may negatively affect our certification revenue from this test, but it may increase substantially the number of people who can pursue upper level certifications. Also, CompTIA does not produce courseware and our CIW Foundations courseware will prepare students for the CompTIA certification, as well as our own test. Trade associations like Association of Web Professionals, World Organization of Webmasters and Internet Webmasters Association have either released or announced plans to offer Internet certifications. So far none of these certifications appears to have much industry support, but if they grow in importance, we would offer our partners courses to prepare for them.

  Two companies offer certification and courseware that competes with ours-- Novell and HyCurve. Most of our channel partners are already channel partners of Novell. Since the Novell program has been available for over two years we feel that the adoption of the CIW program by these partners means that they prefer our program. HyCurve is a new company and its program is not widely available. Still, both of these companies could represent a significant competitive challenge to our courseware and certification and require the company to spend more money on sales, marketing and course development to successfully compete with them.

  If our CIW credential does emerge as an industry standard, then it will be harder for other companies to enter or succeed in this market. In addition, there appears to be a high cost of switching from one curriculum to another once an organization's sales and instructional staff have adopted a particular program.

Seasonality

  Our revenue and income can vary from quarter to quarter due to seasonal and other factors. We experience greater revenue in the second half of our fiscal year (February through July) than in the first half of our fiscal year (August through January). In the European market August is usually a poor month because many workers take their summer holiday at that time. In the United States the period from Thanksgiving to New Year tends to be slow for the training industry. Other seasonality is due to customers' seasonal spending patterns and corporate training budgets.

Risks as a Result of Year 2000

  A detailed discussion of the risks with our own computer systems is included later in this document, but the year 2000 may also affect our operating outlook as a result of how it affects the training industry. No one at this time knows if the year 2000 will dramatically change the normal seasonality associated with training at the end of this calendar year and the beginning of next year. We are taking steps to keep our revenue from suffering at the end of the year, but we can provide no assurance that our efforts will be successful.

Trademarks and Copyrights

  Copyright laws protect most Prosoft courseware. We have also filed for trademark and service mark registration for certain of our products, tag lines and feature names. We will continue to seek copyright registration on certain newly developed courseware products and on software products.

Employees

  As of September 30, 1999, we employed a total of 85 associates in our United States and European operations. Of these associates, 28 are instructors, 15 are in courseware development and 21 are in sales, marketing and customer support. We also use the services of outside contract instructors to teach some of our curriculum.

  None of our associates is represented by a labor organization. We consider our relations with our associates and outside contract instructors to be satisfactory.

Regulations

  All the jurisdictions in which we operate regulate and license certain kinds of vocational, trade, technical or other post-secondary education. We believe that employer-funded or reimbursed information technology training is exempt from such requirements in most of the United States. To the extent that we desire to participate in programs funded by government entities, we will apply for licensing in the regulatory jurisdiction. If we were found to be in violation of a state's licensing or other regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties.

  We are also subject to federal, state and local regulations concerning the environment, occupational safety and health. The Company has not experienced significant difficulty in complying with such regulations and compliance has not had a material impact on the Company's business or its financial results.

ITEM 2. PROPERTIES

  As of September 30, 1999, the Company had entered into leases for commercial space in the following locations:

                                                   Square  Monthly     Rent
    Location                                       Footage  Lease   Expiration
    --------                                       ------- ------- -------------
   Santa Ana, CA..................................  7,378  $ 9,248   July 2002
   Jacksonville, FL...............................  6,191  $ 6,325 January 2000
   Austin, TX..................................... 10,253  $15,348   July 2003
   Dallas, TX.....................................  5,022  $ 8,082 January 2002
   Oak Brook, IL..................................    200  $ 1,730 November 1999
   Vienna, VA.....................................  3,497  $ 5,732 November 2001
   Chapel Hill, NC................................  3,853  $ 5,934  April 2002

ITEM 3. LEGAL PROCEEDINGS

The Company and certain of its present and former officers and/or directors are defendants in three "class action" lawsuits. On April 20, 1998, an initial class action complaint was filed against Prosoft in the case entitled Robertson v. Prosoft I-Net Solutions, Inc., et al., Orange County (California) Superior Court Case No. 793247. On April 24, 1998, a second class action complaint containing essentially identical allegations was filed in the case entitled Alvarado v. Prosoft I-Net Solutions, Inc., et al, Orange County Superior Court Case No. 793468. Finally, a third class action complaint was filed on June 5, 1998, in the case entitled Calhoun v. Prosoft I-Net Solutions, Inc., et al, Orange County Superior Court Case No. 795190. The three complaints purport to establish a class of shareholders who purchased Prosoft stock between July 21, 1997 and April 13, 1998. By stipulation of the parties, Calhoun and Alvarado have been consolidated with Robertson, lead counsel has been appointed, and plaintiffs have filed a consolidated amended complaint. The complaints allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of various state securities laws. The complaints seek compensatory damages, attorneys' fees, and injunctive relief, as well as other relief. On September 24, 1999 a Preliminary Settlement was accepted by the Orange County Superior Court and a notice has been sent to that effect to all shareholders in the claim. The Court has currently set a final hearing on the settlement for November 16, 1999. The settlement would have no future impact on the financial statements because the Company's insurance carrier has agreed to pay for the cost of the settlement less a deductible that the Company made a reserve for in fiscal 1998.

  The Company is also engaged in litigation filed in Jackson County (Michigan) Circuit Court on April 22, 1998. In the case Frank J. DiSanto v. Prosoft I-Net Solutions, Inc., Jackson County Circuit Court Case No. 98-87738-CK, plaintiff's complaint alleges misrepresentation in connection with a confidential offering memorandum, pursuant to which plaintiff purchased $600,000 worth of stock. Plaintiff is seeking rescission of the stock purchase, interest, attorney fees and other unspecified damages. The Company has filed an Answer and Affirmative Defenses denying liability. On February 11, 1999 the Company asked the court to dismiss the case. The Court gave the defendant the opportunity to file an amended complaint which it did on March 17, 1999. The Company intends to file another motion to dismiss certain aspects of the amended lawsuit in October 1999. The Company believes that it has meritorious defenses to the plaintiffs' claims, and it intends to defend itself vigorously in this lawsuit.

  Parties related to Frank J. DiSanto filed an identical complaint to the DiSanto amended complaint in Jackson County (Michigan) Circuit Court on March 11, 1999. In the case The Free Methodist Foundation, et al. v. ProsoftTraining.com, Jackson County Circuit Court Case No. 99-92817 CK, plaintiff's complaint alleges, among other things, violation of the "blue sky" securities laws of the State of Michigan in connection with their purchase of stock in a private placement in March 1997. The defendant is seeking rescission of their stock purchase of approximately $2,700,000, interest, attorney's fees and other unspecified damages. The lawsuit was removed to the U.S. District Court for the Eastern District of Michigan as Case No. 99-CV-60239-AA. The Company filed a motion to dismiss certain aspects of the amended lawsuit on October 27, 1999. The Company believes that it has meritorious defenses to the plaintiffs' claims, and it intends to defend itself vigorously in this lawsuit.

  The Company and certain of its former officers and predecessor entity(s), among others, are defendants to a lawsuit currently pending before the Superior Court for the State of California, County of Los Angeles as Case No. BC194941 entitled Fred Kassner and Brent Jay v. Prosoft I-Net Solutions, Inc., et al. The Company believes the Lawsuit was originally filed July 27, 1998; the First Amended Complaint in the Lawsuit was filed on September 30, 1998. Plaintiffs allege in the First Amended Complaint, among other things, that the Company participated in a conspiratorial scheme to breach fiduciary duties owed by others to the plaintiffs, to engage in unfair competition and to defraud the plaintiffs. The plaintiffs seek compensatory damages, disgorgement of profits, punitive damages, and attorneys' fees, as well as other relief. The court dismissed the First Amended Complaint whereupon a Second Amended Complaint was filed on June 8, 1999. As before, the Second Amended Complaint was, on September 8, 1999, dismissed in its entirety. On September 20, 1999, plaintiffs filed a Third Amended Complaint. Another motion to dismiss (demurrer) has been filed, which the Company expects will be granted. The Company believes it has meritorious defenses to the plaintiffs' claims, and it intends to defend itself vigorously in the Lawsuit.

  Separately, the Company is also the defendant in several claims and lawsuits arising out of the ordinary course of business, whose outcomes cannot be determined yet. Management believes that any liability the Company may incur as a result of these suits, will not materially affect the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock currently trades on the NASDAQ SmallCap Market, under the trading symbol of "POSO." The following table sets forth for each quarter during fiscal years 1999 and 1998 the high and low bid quotations for the Common Stock as reported by NASDAQ.

           Quarter                                                 Low    High
           -------                                                ------ ------
     May 1, 1999 - July 31, 1999................................. $ 2.06 $ 3.88
     February 1, 1999 - April 30, 1999........................... $ 2.25 $ 4.75
     November 1, 1998 - January 31, 1999......................... $ 1.25 $ 5.00
     August 1, 1998 - October 31, 1998........................... $ 1.00 $ 5.38
     May 1, 1998 - July 31, 1998................................. $ 3.88 $ 8.00
     February 1, 1998 - April 30, 1998........................... $ 3.50 $ 9.50
     November 1, 1997 - January 31, 1998......................... $ 6.50 $14.75
     August 1, 1997 - October 31, 1997........................... $10.00 $17.25

  On October 1, 1999, the Company had approximately 2,129 stockholders of record.

  To date, no dividends have been declared or paid on any capital stock of the Company, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                    Proprietorship
                                                                         Company     February 1,
                             Company        Company        Company     December 6,  1995 (date of
                           Fiscal Year    Fiscal Year    Fiscal Year     1995 to    inception) to
                              Ended          Ended          Ended       July 31,     December 31,
                          July 31, 1999  July 31, 1998  July 31, 1997     1996           1995
                          -------------  -------------  -------------  -----------  --------------
Consolidated Statement of Operations
 Data:
Revenue.................  $  8,716,016   $  8,836,685   $  3,483,140   $  907,772     $  77,477
Cost of services........     9,071,871     13,685,680     10,197,373      698,725        60,526
                          ------------   ------------   ------------   ----------     ---------
Gross profit (loss).....      (355,855)    (4,848,995)    (6,714,233)     209,047        16,951
Operating expenses:
Sales and marketing.....     1,613,182      3,962,534      4,918,942      426,221        44,769
General and
 administrative.........     5,509,102      7,959,767      9,219,521    2,788,988       556,382
Restructuring charge....     3,723,148            --                          --            --
                          ------------   ------------   ------------   ----------     ---------
Loss from operations....   (11,201,287)   (16,771,296)   (20,852,696)  (3,006,162)     (584,200)
Interest income
 (expense)..............      (405,648)       246,173        201,423      (67,961)      (20,126)
                          ------------   ------------   ------------   ----------     ---------
Net loss................  $(11,606,935)  $(16,525,123)  $(20,651,273)  (3,074,123)     (604,326)
                          ============   ============   ============   ==========     =========
Basic loss per share....  $       (.90)  $      (1.48)  $      (2.48)  $    (0.61)          --
                          ============   ============   ============   ==========     =========
Shares used in computing
 basic loss per share...    12,845,182     11,143,166      8,312,911    5,011,781           --
                          ============   ============   ============   ==========     =========

                                                                                          At
                           At July 31,    At July 31,    At July 31,   At July 31,   December 31,
                              1999           1998           1997          1996           1995
                          -------------  -------------  -------------  -----------  --------------
Consolidated Balance
 Sheet Data:
Working capital
 (deficiency)...........  $   (632,973)  $  3,334,066   $  9,529,717   $6,764,828     $(561,885)
Total assets............     7,634,376     12,524,021     20,793,677    8,997,490       765,990
Short-term debt.........       918,680      1,465,159      1,960,221      437,532       308,671
Long-term debt..........     2,840,058        559,205      1,519,965    7,694,729      (194,473)
Stockholders' equity....       472,271      6,716,364     13,049,062

--------
(1) Certain reclassifications were made in 1996, 1997 and 1998 to conform with the presentation in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and the accompanying notes. It includes certain forward-looking statements. Actual results could differ materially and numerous factors may affect future results, liquidity and capital resources. These factors include softness in the general economic environment, the Company's limited operating history, uncertainty of a rapidly evolving market, future capital requirements and uncertainty of future funding, the need to respond to rapid technological change and a highly competitive market.

Development of Business

  ProsoftTraining.com, formerly Prosoft I-Net Solutions, Inc., was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of training centers to teach technical skills for the emerging Internet market. Overhead costs associated with the "bricks and mortar" network significantly outpaced revenues. In fiscal year 1999, the Company closed the training center network and focused exclusively on selling its educational programs and instructional services to the technology training industry.

Results of Operations

Comparison of Fiscal Years Ended July 31, 1999 and July 31, 1998

 Revenues

  Revenues for the year ended July 31, 1999 were $8,716,016, compared with $8,836,685 for the year ended July 31, 1998, a decrease of $120,669. This decrease reflects a change in the distribution strategy of the Company from retail to a wholesale model. Revenues in fiscal year 1999 came from instructor rental, courseware licensing, textbook sales, Prosoft Certified Training Center (PCTC) fees and certification testing. In fiscal 1998, revenues came from student fees, and courseware licensing.

 Cost of Services

  Cost of services for the year ended July 31, 1999 were $9,071,871, compared with $13,685,680 for the year ended July 31, 1998, a decrease of $4,613,809 or 34%. The reduction in costs was primarily related to a decrease of instructors, classroom equipment and training facilities cost. Training facilities went from 31 at July 31, 1998 to zero at July 31, 1999 and instructor headcount decreased by 15 during that period.

 Sales and Marketing

  Sales and marketing expenses for the year ended July 31, 1999 were $1,613,182, compared with $3,962,534 for the year ended July 31, 1998, a decrease of $2,349,352 or 59%. The decrease reflects the elimination of the Company's public class schedule and direct mail and sales staff associated with that distribution method.

 General and Administrative

  General and administrative expenses for the year ended July 31, 1999 were $5,509,102, compared with $7,959,767 for the year ended July 31, 1998, a decrease of $2,450,665 or 31%. The decrease is primarily due to savings from headcount reductions and cost control initiatives.

 Restructuring Charge

  A restructuring charge of $3,723,148 was recorded in the year ended July 31, 1999. The restructuring consisted of the following: employee termination and severance costs, $284,600; fixed asset write-downs, $1,104,452; and leased facilities, equipment and other termination costs, $2,334,096. Of the total $3,723,148 restructuring charge, $2,493,123 was settled in the fiscal year and $1,230,025 remains in accrued restructuring costs. The unsettled amounts may change when final payments are made. The Company anticipates that the remaining restructuring actions will be completed by the end of fiscal 2000.

 Net Interest Income (Expense)

  Net interest expense for the year ended July 31, 1999 was $405,648, compared to net interest income of $246,173 for the year ended July 31, 1998, a decrease of $651,821. Interest expense, which consists principally of interest on the convertible debentures, is offset by interest earned on cash balances. The increase in net interest expense was a result of smaller cash balances and the convertible debenture issued in the second quarter of fiscal year 1999. Only half of the convertible debenture interest must be paid in cash.

 Net Loss

  Net loss for the year ended July 31, 1999, was $11,606,935, compared to $16,525,123 for the year ended July 31, 1998, a decrease of $4,918,188 or 30%.
The decrease in the net loss was primarily due to our change in distribution strategy from retail to a wholesale model, reduction in employee headcount and cost control initiatives.

Comparison of Fiscal Years Ended July 31, 1998 and July 31, 1997

 Revenues

  Revenues for the year ended July 31, 1998, were $8,836,685, compared with $3,483,140 for the year ended July 31, 1997. The increase in revenues reflects a higher level of enrollment in the Company's class offerings and increased sales of courseware through license agreements.

 Cost of Services

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

 Sales and Marketing

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

 General and Administrative

  General and administrative expenses for the year ended July 31, 1998, were $7,959,767, compared to $9,219,521 for the year ended July 31, 1997. General and administrative expenses decreased as a result of a reduction in the number of employees, a reduction in the use of outside services, and lower recruitment and relocation expenses.

 Interest

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

 Net Loss

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

Liquidity and Capital Resources

  Since inception, we have financed our operations and capital expenditures primarily through private placement of common stock, the sale of convertible debentures and, to a lesser extent, from revenues generated from operations. At July 31, 1999, we had $1.2 million in cash and cash equivalents.

  Net cash used in operating activities decreased $9,809,831 or 62% from $15,883,008 for the fiscal year ended July 31, 1998 to $6,073,177 for the fiscal year ended July 31, 1999. The decrease in net cash used in operating activities can be attributed to the decrease in net loss.

  Net cash used in investing activities decreased $1,736,183 or 98% from $1,766,410 for the fiscal year ended July 31, 1998 to $30,227 for the fiscal year ended July 31, 1999. The decrease in net cash used in investing activities resulted primarily from collection of amounts due from officers, insignificant purchases of property and equipment and a reduction in business acquisitions.

  Net cash provided by financing activities decreased $4,113,165 or 51% from $8,048,748 for the fiscal year ended July 31, 1998 to $3,935,583 for the fiscal year ended July 31, 1999. The decrease in net cash provided by financing activities resulted primarily from fewer sales of the Company's common stock, offset by the proceeds from the sale of approximately $3 million of convertible debentures.

  In November of 1998, the Company entered into an Accounts Receivable Line of Credit agreement with the Silicon Valley Bank, whereby up to 80% of the accounts receivable can be advanced up to $3,500,000. As of July 31, 1999, there have been no borrowings on this line of credit. In November 1998, the Company issued approximately $700,000 in common stock and $3,200,000 in the form of 13% convertible promissory notes with detachable warrants. The convertible debt has a five year maturity with interest payable quarterly.

  We currently expect that cash on hand and funds from operations, together with our line of credit with the Silicon Valley Bank for a maximum of $3,500,000, will be sufficient to cover our reasonably foreseeable working capital, capital expenditure and debt service requirements for the next 12 months. We cannot be certain that assumed levels of revenues and expenses will prove to be accurate. We may seek additional funding through public or private financing or other arrangements prior to such time. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on our business, operating results and financial condition.

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

  We completed our Year 2000 assessment and determined our financial system needed to be updated at an expected cost of less than $3,000. This update was completed in fiscal 1999. We have received assurances from our other software vendors that their systems are Year 2000 compliant. In addition, we have conducted an inventory, review and assessment of our personal computers, networks and servers and desktop software applications to determine whether they support Year 2000 date codes and we believe that all are Year 2000 compliant. In the event of an unexpected failure in one of our systems, our employees would be able to continue operations on a manual basis until such systems have been restored to full operating capacity. We estimate that the total cost of our Year 2000 compliance will not be significant.

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

Additional Factors That May Affect Results of Operations

  The discussions in this Form 10-K concerning future financing needs, changes in business strategy, future profitability, and factors affecting liquidity contain forward-looking statements. Although management believes that these statements are reasonable in view of the facts available to it, no assurance can be given that all of these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere herein.

 Expectation of Continued Losses

  We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results. In addition, we do not expect profitability until sometime during fiscal 2000. We have incurred net losses of approximately $52 million from our inception in December 5, 1995, through July 31, 1999. For the fiscal year ended July 31, 1999, we incurred a net loss of $11,606,935, which included a restructuring charge of $3,723,148. Our ability to generate significant revenues in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues. We cannot assure you that we will be able to increase revenues or achieve profitability.

 Uncertainty of Future Capital Requirements

  Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $47 million from private placements since our inception and incurred losses of approximately $52 million. We began experiencing revenue growth in the last two quarters of the fiscal year ended July 31, 1999 as a result of the implementation of the new business strategy. This shift in our business strategy has resulted in a reduction in overhead expenses and, if revenues continue to grow as demonstrated in the third and fourth quarters of fiscal 1999, we hope to reach profitability in fiscal 2000. We currently expect that cash on hand and funds from operations, together with our line of credit with the Silicon Valley Bank for a maximum of $3.5 million, will be sufficient to cover our minimum foreseeable working capital, capital expenditure and debt service requirements for the next 12 months. However, if we do not achieve profitability and generate positive cash flow as anticipated, our ability to continue as a going concern will be jeopardized unless additional outside financing can be obtained.

 Uncertainty of Future Funding

  If we do not achieve profitability and generate positive cash flow as anticipated, we may need additional outside financing. Even if we do achieve profitability and positive cash flow, we may need outside financing to fund further growth of our business. We do not know at this time when we may need additional funds, and we cannot be certain that if we do need additional funds in the future we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds when necessary, we may have to reduce planned capital expenditures, scale back our operations or growth, or enter into financing arrangements on terms which we would not otherwise accept.

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

 Effect of Market Overhang on Stock Price

  Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements which have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 8,000,000 shares (or approximately 47% of the shares of Common Stock currently outstanding on a fully-diluted basis). These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under rule 144.

 Volatility of Stock Price

  Our Common Stock has experienced substantial price volatility and such volatility may continue to occur in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as the following may have a significant effect on the market price of our Common
Stock:

  .  fluctuations in our operating results

  . the perception by others of our ability to obtain any necessary new financing

  .  limited trading market for our Common Stock

  . announcements of new ventures or products and services by us or our competitors

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rates

  The Company's credit arrangements bear interest at fixed rates and do not expose it to fluctuations in interest rates. Based upon the interest rates and borrowings at July 31, 1999, a 10% increase in interest rates would not materially affect the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PROSOFTTRAINING.COM AND PREDECESSOR

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Auditors
  Grant Thornton LLP.......................................................  18
  Ernst & Young LLP........................................................  19
Financial Statements of ProsoftTraining.com
  Consolidated Balance Sheets at July 31, 1999 and 1998....................  20
  Consolidated Statements of Operations for the years ended July 31, 1999,
   1998 and 1997...........................................................  21
  Consolidated Statement of Stockholders' Equity for the years ended July
   31, 1999, 1998 and 1997.................................................  22
  Consolidated Statements of Cash Flows for the years ended July 31, 1999,
   1998 and 1997...........................................................  23
  Notes to Consolidated Financial Statements...............................  24
Schedule
  Schedule II--Valuation and Qualifying Accounts...........................  35

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
ProsoftTraining.com.

  We have audited the accompanying consolidated balance sheets of ProsoftTraining.com (formerly Prosoft I-Net Solutions, Inc.) and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProsoftTraining.com. as of July 31, 1999 and 1998 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

  We have also audited Schedule II for the years ended July 31, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ Grant Thornton LLP

Dallas, Texas
September 22, 1999

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Prosoft Training.com

  We have audited the consolidated balance sheet of ProsoftTraining.com (formerly known as Prosoft I-Net Solutions, Inc.) as of July 31, 1997 (not presented separately herein), and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProsoftTraining.com (formerly known as Prosoft I-Net Solutions, Inc.) at
July 31, 1997, and the consolidated results of its operations and its cash flows for the year ended July 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Orange County, California
October 24, 1997

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             July 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
                      ASSETS
Current assets:
Cash and cash equivalents..........................  $  1,152,715  $  3,311,014
Acounts receivable, less allowances of $199,362 and
 $329,802 at July 31, 1999 and 1998, respectively..     1,993,827     2,224,638
Notes receivable from officers/stockholders........        29,900       422,750
Prepaid expenses and other current assets..........       319,943       567,596
                                                     ------------  ------------
    Total current assets...........................     3,496,385     6,525,998
Property and equipment, net........................       334,001     3,099,184
Goodwill, net of accumulated amortization of
 $548,638 and $165,283 at July 31, 1999 and 1998,
 respectively......................................     2,176,453     1,977,477
License agreements, net of accumulated amortization
 of $283,891 and $83,760 at July 31, 1999 and 1998,
 respectively......................................     1,512,819       921,362
Other assets.......................................       114,718           --
                                                     ------------  ------------
    Total assets...................................  $  7,634,376  $ 12,524,021
                                                     ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable...................................  $  1,415,331  $  1,054,866
Accrued payroll and related expenses...............       565,322       648,802
Deferred revenue...................................           --         23,105
Current portion of capital lease obligations.......       918,680     1,465,159
Accrued restructure costs..........................     1,230,025           --
                                                     ------------  ------------
    Total current liabilities......................     4,129,358     3,191,932
Obligations under capital leases, net of current
 portion...........................................       847,978       559,205
Convertible debentures.............................     1,992,080           --
Other..............................................       136,040
                                                     ------------  ------------
    Total liabilities..............................     7,105,456     3,751,137
                                                     ------------  ------------
Commitments and contingencies......................           --            --
Common stock subject to redemption.................        56,649     2,056,520
Stockholders' equity:
Common shares, par value $.001 per share:
 Authorized shares: 50,000,000; Outstanding:
 14,297,133 and 11,502,079 shares, respectively....        14,297        11,502
Additional paid-in capital.........................    52,380,454    47,030,129
Accumulated deficit................................   (51,857,454)  (40,250,519)
Accumulated other comprehensive income.............         9,722           --
Less common stock in treasury, at cost: 11,912
 shares............................................       (74,748)      (74,748)
                                                     ------------  ------------
    Total stockholders' equity.....................       472,271     6,716,364
                                                     ------------  ------------
    Total liabilities and stockholders' equity.....  $  7,634,376  $ 12,524,021
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Fiscal Years Ended July 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
Revenues............................ $  8,716,016  $  8,836,685  $  3,483,140
Costs and expenses:
  Cost of services..................    9,071,871    13,685,680    10,197,373
  Sales and marketing...............    1,613,182     3,962,534     4,918,942
  General and administrative........    5,509,102     7,959,767     9,219,521
  Restructuring charge..............    3,723,148           --            --
                                     ------------  ------------  ------------
    Total costs and expenses........   19,917,303    25,607,981    24,335,836
                                     ------------  ------------  ------------
Loss from operations................  (11,201,287)  (16,771,296)  (20,852,696)
Interest income.....................       77,985       246,173       201,423
Interest expense....................     (483,633)          --            --
                                     ------------  ------------  ------------
Net loss............................ $(11,606,935) $(16,525,123) $(20,651,273)
                                     ============  ============  ============
Basic and diluted net loss per
 share.............................. $      (0.90) $      (1.48) $      (2.48)
                                     ============  ============  ============
Weighted average shares
 outstanding........................   12,845,182    11,143,166     8,312,911
                                     ============  ============  ============


        The accompanying notes are an integral part of these statements.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                              Accumulated
                             Common Stock      Additional    Treasury Stock                      Other
                          -------------------    Paid-In    -----------------  Accumulated   Comprehensive
                            Shares    Amount     Capital    Shares    Amount     Deficit        Income        Total
                          ----------  -------  -----------  -------  --------  ------------  ------------- ------------
Balances at August 1,
 1996...................   7,336,404  $ 7,336  $10,771,016      --   $    --    $(3,074,123)    $  --      $  7,704,229
Issuance of common stock
 for cash, net of
 issuance costs of
 $1,628,375.............   2,502,922    2,503   25,669,052      --        --            --         --        25,671,555
Exercise of warrants....     111,807      112      140,325      --        --            --         --           140,437
Exercise of stock
 options................     168,518      169      183,945      --        --            --         --           184,114
Net loss................         --       --           --       --        --    (20,651,273)       --       (20,651,273)
                          ----------  -------  -----------  -------  --------  ------------     ------     ------------
Balances at July 31,
 1997...................  10,119,651   10,120   36,764,338      --        --    (23,725,396)       --        13,049,062
Issuance of common stock
 for cash...............     803,638      804    8,437,395      --        --            --         --         8,438,199
Issuance of common stock
 for services...........      12,750       13       77,148      --        --            --         --            77,161
Acquisition of
 businesses.............     221,537      222    2,199,778      --        --            --         --         2,200,000
Less redemption price of
 stock issued...........    (221,537)    (222)  (2,131,046)     --        --            --         --        (2,131,268)
Purchase of common stock
 subject to redemption..      11,912       12       74,736  (11,912)  (74,748)          --         --               --
Exercise of stock
 options................     472,463      472      921,443      --        --            --         --           921,915
Exercise of warrants....      81,665       81      686,337      --        --            --         --           686,418
Net loss................         --       --           --       --        --    (16,525,123)       --       (16,525,123)
                          ----------  -------  -----------  -------  --------  ------------     ------     ------------
Balances at July 31,
 1998...................  11,502,079   11,502   47,030,129  (11,912)  (74,748)  (40,250,519)       --         6,716,364
                                 --       --           --       --        --            --         --               --
Issuance of stock
 warrants...............         --       --     1,124,000      --        --            --         --         1,124,000
Common stock issued for
 debenture interest.....      38,113       38      134,458      --        --            --         --           134,496
Conversion of debentures
 and warrants to stock..     491,250      492      538,084      --        --            --         --           538,576
Issuance of common stock
 for cash, net of
 issuance costs of
 $113,439...............     678,000      678      563,882      --        --            --         --           564,560
Acquisition of
 business...............     311,000      311      567,189      --        --            --         --           567,500
Issuance of common stock
 for services                 20,000       20       19,980                                                       20,000
Issuance of common stock
 in satisfaction of put
 provisions.............     771,631      771    1,969,100      --        --            --         --         1,969,871
Exercise of stock
 options, warrants and
 other transactions ....     485,060      485      433,632      --        --            --         --           434,117
Comprehensive income:
 Foreign currency
  translation
  adjustment............         --       --           --       --        --            --       9,722            9,722
 Net loss...............         --       --           --       --        --    (11,606,935)       --       (11,606,935)
Total comprehensive
 loss...................         --       --           --       --        --            --         --       (11,597,213)
                          ----------  -------  -----------  -------  --------  ------------     ------     ------------
Balances at July 31,
 1999...................  14,297,133  $14,297  $52,380,454  (11,912) $(74,748) $(51,857,454)    $9,722       $  472,271
                          ==========  =======  ===========  =======  ========  ============     ======     ============

         The accompanying notes are an integral part of this statement.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended July 31,
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
Operating Activities:
Net loss............................  $(11,606,935) $(16,525,123) $(20,651,273)
Adjustments to reconcile net loss to
 cash used in Operating activities:
  Depreciation and amortization.....     2,435,131     3,353,424     1,235,129
  Operating expenses paid in common
   stock............................        20,000        77,161           --
  Restructuring charge--non cash....     1,456,465           --            --
  Disposition of property and
   equipment........................        48,805           --            --
  Accretion of debt discount........       144,906           --            --
  Debenture interest paid in common
   stock............................       134,496           --            --
  Changes in operating assets and
   liabilities:
    Accounts receivables............       230,811      (499,741)     (880,360)
    Prepaid expenses and other
     current assets.................       (65,331)      312,275      (566,456)
    Accounts payable ...............       360,465    (2,258,493)    2,908,275
    Accrued liabilities.............      (438,910)     (297,657)      836,307
    Accrued restructure costs.......     1,230,025           --            --
    Deferred revenue................       (23,105)      (44,854)       67,959
                                      ------------  ------------  ------------
      Net cash used in operating
       activities...................    (6,073,177)  (15,883,008)  (17,050,419)
Investing Activities:
Acquisitions, net of cash acquired..      (330,000)     (997,231)          --
Purchases of property and
 equipment..........................       (26,477)     (664,299)   (1,214,914)
Decrease (increase) in notes
 receivable from
 officers/stockholders..............       326,250      (104,880)     (222,770)
                                      ------------  ------------  ------------
      Net cash used in investing
       activities...................       (30,227)   (1,766,410)   (1,437,684)
Financing Activities:
Issuance of common stock............     1,268,427    10,046,533    25,996,106
Other...............................       136,040           --            --
Purchase of treasury stock..........           --        (74,748)          --
Principal payments on debt and
 capital leases.....................      (528,884)   (1,923,037)   (1,062,779)
Proceeds from convertible
 debentures.........................     3,060,000           --            --
                                      ------------  ------------  ------------
      Net cash provided by financing
       activities...................     3,935,583     8,048,748    24,933,327
Effects of exchange rates on cash...         9,522           --            --
                                      ------------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents...................    (2,158,299)   (9,600,670)    6,445,224
Cash and cash equivalents at
 beginning of year..................     3,311,014    12,911,684     6,466,460
Cash and cash equivalents at end of
 year...............................  $  1,152,715  $  3,311,014  $ 12,911,684
                                      ============  ============  ============
Supplementary disclosure of cash
 paid during the year for:
  Interest..........................  $    243,836  $    340,166  $    171,349
                                      ============  ============  ============
  Income taxes......................  $        --   $        --   $      4,000
                                      ============  ============  ============
Supplementary disclosure of non-cash
 financing activities:
Equipment acquired under capital
 leases.............................  $        --   $    417,215  $  3,691,693
                                      ============  ============  ============
Acquisition of businesses
  Assets acquired...................  $  1,403,709  $  3,293,749  $        --
  Liabilities assumed...............      (506,209)      (96,518)          --
  Common stock issued...............      (567,500)   (2,200,000)          --
                                      ------------  ------------  ------------
      Net cash paid for
       acquisitions.................  $    330,000  $    997,231  $        --
                                      ============  ============  ============

        The accompanying notes are an integral part of these statements.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Business

  ProsoftTraining.com is an Internet skills solutions company providing comprehensive Internet skills curriculum, vendor-neutral Internet skills certification programs and instructors to deliver the curriculum and certification to customers in the United States and Europe. The Certified Internet Webmaster (CIW) program creates the professional skills required to develop and implement e-business solutions for the Internet age.

  Instructor-led Internet skill courses range from one-day end-user workshops to ten-day certification programs. Courseware is sold to Prosoft Certified Training Center (PCTC), resellers and courseware licensees.

 Consolidation

  The financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

 Currency Translation

  Assets and liabilities of the Company's Irish subsidiary are translated into United States dollars at the exchange rate in effect at the close of the period. Income statement amounts are translated at the average exchange rate during the period. The Company presents translation adjustments as a component of accumulated other comprehensive income within stockholders' equity.

 Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Concentration of Credit Risk

  Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. Credit risk with respect to accounts receivable is generally not concentrated due to the number of customers comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

 Advertising Costs

  The Company expenses the costs of advertising as incurred. Advertising expenses were $90,713, $926,791, and $805,301 in fiscal 1999, 1998 and 1997, respectively.

 Property and Equipment

  Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the asset, generally two to seven years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

 Goodwil and License Agreements

  Goodwill and license agreements are the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill and license agreements are amortized on a straight-line basis over a period of seven years.

 Accounting for Impairment of Long-lived Assets

  The Company evaluates long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of such assets.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

 Revenue and Cost Recognition

  The Company recognizes courseware and training revenues when the courseware is shipped and accepted by customers and when training is provided. Cost of developing courses is expensed as incurred.

 Stock-based Compensation

  The Company accounts for stock-based compensation to employees using the intrinsic value method. Under this method, compensation cost for stock-based compensation to employees is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

 Loss Per Share

  The Company uses the weighted-average number of common shares outstanding during each period to compute basic loss per common share. Diluted loss per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. In fiscal years 1997, 1998 and 1999 all potential common shares were anti-dilutive.

 Reclassifications

  Certain reclassifications were made to the prior years' consolidated financial statements to conform to the current year presentation.

 Recent Accounting Pronouncements

  Effective August 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which addresses the manner in which certain adjustments to stockholders' equity are displayed in the financial statements. The adoption of this statement did not impact the Company's consolidated financial position, results of operations or cash flows.

2. Restructuring Charge

  In the third quarter of fiscal 1999, the Company recorded a $3,723,148 charge for restructuring associated with the Company's decision to exit the retail training business. The restructuring charge and the amount settled are summarized as follows:

                                                                    Accrued at
                                                                     July 31,
                                              Charge     Settled       1999
                                            ---------- -----------  ----------
   Severance and other related employee
    costs.................................. $  284,600 $  (233,781) $   50,819
   Fixed asset write downs.................  1,104,452  (1,104,452)        --
   Leased facilities, equipment and other
    termination costs......................  2,334,096  (1,154,890)  1,179,206
                                            ---------- -----------  ----------
                                            $3,723,148 $(2,493,123) $1,230,025
                                            ========== ===========  ==========

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

  The Company anticipates that all liabilities will be settled by the end of fiscal 2000.

3. Acquisitions

  In November 1998, the Company purchased 51% of the outstanding common stock of International Certification Internet Institute (ICII) in exchange for 300,000 shares of the Company's common stock valued at $547,500. As part of the January 1998 Net Guru Technologies, Inc. (Net Guru) acquisition, the company also received 49% of ICII. However, ownership transfer was subject to a shareholder agreement. With the purchase of the 51% of ICII, the other 49% was also transferred to the Company. As a result of the acquisition of ICII, which was accounted for as a purchase, the Company recorded goodwill and license agreements of $582,332 and $791,588, respectively.

  In March 1998, the Company purchased all of the outstanding common stock of The Chapel Hill Group-Technology Consultants, Inc. ("The Chapel Hill Group") in exchange for 68,728 shares of the Company's common stock. Shares issued in connection with this purchase have been valued at $500,000. As a result of the acquisition of The Chapel Hill Group, which was accounted for as a purchase, goodwill of $459,996 was recorded by the Company.

  In January 1998, the Company purchased all of the outstanding common stock of Net Guru in exchange for $1,000,000 and 152,809 shares of the Company's common stock. Shares issued in connection with this purchase have been valued at $1,700,000. As a result of the acquisition of Net Guru, which was accounted for as a purchase, the Company recorded goodwill and license agreements of $1,673,764 and $1,005,122, respectively.

  The operations of the acquired companies have been reflected in the Company's financial statements since the date of acquisitions. On a pro forma basis, the impact of the acquisitions on the Company's consolidated net loss and net loss per share for the years ended July 31, 1999 and 1998 was not material.

4. Property and Equipment

  Property and equipment consist of the following:

                                                                July 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
   Computer equipment and software....................... $  748,089 $5,744,480
   Office equipment, furniture and fixtures..............    510,651  1,939,270
                                                          ---------- ----------
                                                           1,258,740  7,683,750
   Less accumulated depreciation.........................    924,739  4,584,566
                                                          ---------- ----------
   Property and equipment, net........................... $  334,001 $3,099,184
                                                          ========== ==========

5. Debt

  In November 1998, the Company issued $3,200,000 of 13% convertible debentures. The debentures mature in November 2003 and are convertible into the Company's common stock at $1.60 per share.

  In connection with the issuance of the aforementioned debentures, the Company issued detachable stock warrants. The value assigned to the warrants of $1,124,000, has been reflected as debt discount and is being accreted over the term of the debentures using the interest method.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

  In November 1998, the Company obtained a $3.5 million credit facility with a bank, expiring November 1999 and bearing interest at 18% per annum. Available borrowings are based on a formula of eligible accounts receivable. At July 31, 1999, there were no amounts outstanding under this credit facility.

6. Stock Options, Warrants and Put Rights on Common Stock

 Stock options

  The Company's 1996 Stock Option Plans provide for the granting of options to purchase shares of the Company's common stock to employees, officers, consultants and directors. The plans include nonstatutory options and incentive stock options. The plans authorized the issuance of an aggregate of 3,542,500 shares of common stock. At July 31, 1999, 1,190,669 options were available for grant under the plans. Options generally vest over three to four years and expire no later than ten years after the date of grant.

  Stock option transactions are as follows:

                                                          Shares       Price
                                                         ---------  -----------
   Outstanding at August 1, 1996........................ 1,693,750  $1.00-20.00
     Granted............................................   752,500  $6.75-18.00
     Exercised..........................................  (168,518) $1.00- 5.00
     Cancelled..........................................  (116,913) $1.00-18.00
                                                         ---------

                                                                Weighted Average
                                                                 Exercise Price
                                                                ----------------
   Outstanding at July 31, 1997....................  2,160,819       $5.04
     Granted.......................................    871,802       $6.81
     Exercised.....................................   (472,463)      $1.95
     Cancelled.....................................   (441,538)      $7.76
                                                    ----------
   Outstanding at July 31, 1998....................  2,118,620       $4.99
     Granted.......................................  2,466,923       $1.53
     Exercised.....................................   (254,241)      $1.11
     Cancelled..................................... (1,979,471)      $5.15
                                                    ----------       -----
   Outstanding at July 31, 1999....................  2,351,831       $1.96
                                                    ==========       =====
   Exercisable at July 31, 1997....................  1,487,286       $3.52
                                                    ==========       =====
   Exercisable at July 31, 1998....................  1,165,699       $4.41
                                                    ==========       =====
   Exercisable at July 31, 1999....................  1,500,294       $2.19
                                                    ==========       =====

  The following table summarizes information concerning options outstanding and exercisable as of July 31, 1999:

                                                                  Options
                                   Options outstanding          exercisable
                              ------------------------------ ------------------
                                                  Weighted
                                        Weighted   average             Weighted
                                        average   remaining            average
                                        exercise contractual           exercise
   Range of exercise prices    Number    price      life      Number    price
   ------------------------   --------- -------- ----------- --------- --------
   $1.00-$ 3.50.............  1,987,927  $1.32      2.68     1,136,390  $1.14
   $5.00-$ 7.12.............    326,814   5.00      2.85       326,814   5.00
   $9.50-$11.00.............     37,090   9.77      1.41        37,090   9.77
                              ---------  -----               ---------  -----
                              2,351,831  $1.96               1,500,294  $2.19
                              =========  =====               =========  =====

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

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

  The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

                                                                  1999 1998 1997
                                                                  ---- ---- ----
Weighted average expected life (years)........................... 3.00 3.00 1.00
Expected stock price volatility.................................. 0.60 0.70 0.75
Risk-free interest rate (percent)................................ 5.50 5.50 4.85

  For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended July 31, 1999, 1998 and 1997 is as follows:

                                          1999          1998          1997
                                      ------------  ------------  ------------
Net loss--actual..................... $(11,606,935) $(16,525,123) $(20,651,273)
Net loss--pro forma.................. $(13,411,641) $(18,284,022) $(22,453,127)
Net loss per share--actual........... $       (.90) $      (1.48) $      (2.48)
Net loss per share--pro forma........ $      (1.04) $      (1.64) $      (2.70)

  Because SFAS 123 is applicable only to options granted subsequent to December 8, 1995, its pro forma effect will not be fully reflected until fiscal 2000. The weighted average fair value of options granted during the years ended July 31, 1999, 1998 and 1997 was $1.88, $3.77 and $3.89,
respectively.

 Warrants

  During fiscal 1997, warrants for 111,807 shares of common stock were exercised at prices ranging from $1.00 to $5.00, and warrants for 2,476 shares expired. During fiscal 1998, warrants for 81,664 were exercised at prices ranging from $5.75 to $11.00. During fiscal 1999, the Company issued warrants to purchase 1,617,500 shares of common stock to purchasers of its convertible debentures at $1.10 per share. Warrants for 337,500 shares of common stock were exercised at prices ranging from $1.00 to $1.10 and warrants for 4,999 shares expired. At July 31, 1999, warrants for 1,525,000 shares of common stock, exercisable at $1.10 to $11 per share and expiring through 2008, remained outstanding.

 Put Rights on Common Stock

  In connection with the fiscal 1998 acquisitions, the Company guaranteed the value of the common stock issued in the acquisitions by granting put rights covering 68,728 and 152,809 shares at $6.275 and $11.125 per share, respectively. The Company is obligated through these put rights to repurchase the shares for cash. As a result, the redemption amount has been reclassified from permanent equity to temporary equity under the caption, "common stock subject to redemption". During fiscal 1998, 11,912 shares have been repurchased under these

                     PROSOFTTRAINING.COM AND SUBSIDIARIES
rights. During fiscal 1999, the Company issued 567,098 shares of common stock in settlement of put rights covering 56,816 and 147,717 shares at $6.275 and $11.125 per share, respectively. At July 31, 1999, put rights covering 5,092 shares at $11.125 per share remain outstanding.

7. Commitments

  The Company leases certain facilities as well as computers and production equipment under noncancellable lease agreements. The Company's future minimum lease payments at July 31, 1999 under such agreements are as follows:

                                                                    Operating
                                                     Capital leases   leases
                                                     -------------- ----------
   2000.............................................   $1,041,659   $  681,911
   2001.............................................      692,191      614,966
   2002.............................................      109,585      438,217
   2003.............................................       58,411      213,934
   2004.............................................       58,411       27,665
   2005.............................................       58,411       20,749
                                                       ----------   ----------
                                                        2,018,668   $1,997,442
                                                       ----------   ----------
   Less amounts representing interest...............     (252,010)
                                                       ----------
   Present value of minimum lease payments..........    1,766,658
   Less current portion.............................     (918,680)
                                                       ----------
   Obligations under capital leases, net of current
    portion.........................................   $  847,978
                                                       ==========

  Assets held under capital leases are included in property and equipment and had a total cost of $350,872, $5,351,689 and $4,934,474, respectively, and a net book value of $571, $1,850,761 and $3,804,667, at July 31, 1999, 1998 and
1997, respectively.

  Rent expense for the periods ended July 31, 1999, 1998, and 1997 totaled $811,664, $1,269,779, and $930,675 respectively.

8. Contingencies

  The Company and certain of its present and former officers and/or directors are defendants in three "class action" lawsuits which allege, among other things, that the defendants made false and/or misleading public statements regarding the Company and its financial condition in violation of various state securities laws. The three complaints purport to establish a class of shareholders who purchased the Company's stock between July 21, 1997 and April 13, 1998. No class has been certified at this time. The complaints seek compensatory damages, attorneys' fees, and injunctive relief, as well as other relief. In September 1999, the court accepted a preliminary settlement and the settlement amount is within the Company's insurance limits. A final settlement hearing has been set for November 16, 1999.

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

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

9. Income Taxes

  No federal or state income tax benefit was recognized for any period, as the Company has incurred operating losses, and there can be no assurance that the Company will realize the benefit of the resulting net operating loss carryforwards.

  Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Temporary differences which give rise to deferred tax assets are as follows:

                                                       1999          1998
                                                   ------------  ------------
   Net operating loss carryforwards............... $ 18,601,000  $ 14,434,000
   Accrued expenses...............................      579,000       113,000
   Allowance for returns and for doubtful
    accounts......................................       85,000       189,000
   Other..........................................      (29,000)       (1,000)
                                                   ------------  ------------
     Total deferred tax assets....................   19,236,000    14,735,000
   Valuation allowance............................  (19,236,000)  (14,735,000)
                                                   ------------  ------------
   Net deferred tax assets........................ $        --   $        --
                                                   ============  ============

  Due to the uncertainties surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance increased by approximately $4,501,000 during the year ended July 31, 1999 and by approximately $5,725,000 during the period ended July 31, 1998. The increase in the valuation allowance is primarily due to the increase in the net operating loss carryforwards.

  At July 31, 1999, the Company has net operating loss carryforwards available to offset future federal and state taxable income of approximately $49,018,000 and $21,900,000, respectively. Such carryforwards expire principally in 2011 to 2019 and 2001 to 2004, respectively. Because of the equity transactions completed by the Company in 1996, utilization of certain net operating loss carryforwards for federal income tax reporting purposes created prior to those transactions will be subject to annual limitations under the change in ownership provisions of the Tax Reform Act of 1986.

10. Liquidity

  Management expects that cash on hand and funds from operations, together with the credit facility with a Bank for maximum borrowings of $3,500,000, will be sufficient to cover the Company's reasonably foreseeable working capital needs, capital expenditures and debt service requirements for the next 12 months. There are no assurances that assumed levels of revenues and expenses will prove to be accurate. If necessary, the Company may seek additional funding through public or private financing or other arrangements prior to such time. However, if the Company does not achieve profitability and generate positive cash flow as anticipated, its ability to continue as a going concern will be jeopardized unless additional outside financing can be obtained.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  As previously reported on a Form 8-K filed by the Company on April 13, 1998, the Company's former auditors resigned. The Company has engaged the firm of Grant Thornton as its principal accountant to audit its financial statements for the fiscal years ended July 31, 1998 and July 31, 1999. Prior to the engagement of Grant Thornton, neither the Company nor anyone acting on its behalf consulted Grant Thornton regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K of the Securities Act of 1933) or a reportable event, as described in paragraph 304(a)(1)(v) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1999 and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1999 and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1999 and is incorporated herein by this reference

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 1999 and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a. The following documents are filed as part of this report.

  1. Consolidated Financial Statements

    See "Index to Consolidated Financial Statements"--Item 8.

  2. Exhibits

    See "Exhibit Index."

b. Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Prosofttraining.com

                                                /s/ William J. Weronick
                                          By: _________________________________
                                                    William J. Weronick
                                                   Vice President Finance

Dated: October 26, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

       /s/ Jerrell M. Baird            Chief Executive Officer     October 26, 1999
______________________________________  and Chairman of the Board
           Jerrell M. Baird             (Principal Executive
                                        Officer)

        /s/ Uday O. Pabrai             Vice Chairman and Director  October 26, 1999
______________________________________
            Uday O. Pabrai

     /s/ William J. Weronick           Vice President Finance      October 26, 1999
______________________________________  (Principal Financial and
         William J. Weronick            Accounting Officer)

       /s/ Andrew Stallman             Director                    October 26, 1999
______________________________________
           Andrew Stallman

       /s/ Jeffrey G. Korn             Director                    October 26, 1999
______________________________________
           Jeffrey G. Korn

        /s/ Rich Groeneweg             Director                    October 26, 1999
______________________________________
            Rich Groeneweg

      /s/ J. William Fuller            Director                    October 26, 1999
______________________________________
          J. William Fuller

       /s/ Charles McCusker            Director                    October 26, 1999
______________________________________
           Charles McCusker

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            Balance at Charged to    Deductions     Balance at
                            beginning  costs and     write-offs,      end of
                             of year    expenses  net of recoveries    year
                            ---------- ---------- ----------------- ----------
Allowance for doubtful
 accounts
  Year ended July 31,
   1999....................  $329,802   $197,052      $(327,492)     $199,362
  Year ended July 31,
   1998....................  $131,182   $707,815      $(509,195)     $329,802
  Year ended July 31,
   1997....................       --    $150,000      $ (18,818)     $131,182
Allowance for returns
  Year ended July 31,
   1999....................       --         --             --            --
  Year ended July 31,
   1998....................  $375,000   $ 36,792      $(411,792)          --
  Year ended July 31,
   1997....................       --    $375,000            --       $375,000

                                 EXHIBIT INDEX

 Exhibit
   No.                           Description of Exhibits
 -------                         -----------------------
   2     Agreement and Plan of Reorganization dated March 26, 1996 between the
         Company, Pro-Soft Development Corp. and the shareholders of Pro-Soft
         Development Corp. Filed as Exhibit 2 to the Company's Registration
         Statement on Form S-1 (No. 333-11247) ("Registration Statement No.
         333-11247") and incorporated herein by reference.

   3.1 Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to Registration Statement No. 333-35249 and incorporated herein by reference.

   3.2   Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to
         Registration Statement No. 333-11247 and incorporated herein by reference.

  10.1   Pro-Soft Development Corp. 1996 Stock Option Plan. Filed as Exhibit
         10.1 to Registration Statement No. 333-11247 and incorporated herein by reference.

  10.2   ProSoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as
         Exhibit 10.2 to Registration Statement No. 333-35249 and incorporated herein by reference.

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

 Exhibit
   No.                           Description of Exhibits
 -------                         -----------------------
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

  10.16 Promissory Note dated June 18, 1998, made by Uday Pabrai in favor of the Company. Filed as Exhibit 10.16 to the Company's Annual Report on
         Form 10-K for the year ending July 31, 1998 ("1998 Form 10-K") and incorporated herein by reference.

  10.17  Consulting Agreement dated April 30, 1998, between Investment
         Transaction, LLC, and the Company. Filed as Exhibit 10.17 to the
         Company's 1998 Form 10-K and incorporated herein by reference.

  10.18 Form of Stock Purchase Agreement dated as of November 18, 1998 by and among the Company and various investors. Filed as Exhibit 10.18 to Registration Statement No. 333-35249 and incorporated herein by reference.

  10.19 Note and Warrant Purchase Agreement dated as of December 2, 1998 by and among the Company and various investors. Filed as Exhibit 10.19 to Registration Statement No. 333-35249 and incorporated herein by reference.

  10.20  Registration Rights Agreement dated as of December 2, 1998 among the
         Company and various investors. Filed as Exhibit 10.20 to Registration
         Statement No. 333-35249 and incorporated herein by reference.

  10.21 Accounts Receivable Purchase Agreement dated as of November 6, 1998 by and between the Company and Silicon Valley Financial Services (a division of Silicon Valley Bank). Filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         January 31, 1999 and incorporated herein by reference.

  10.22  Consultant Agreement dated July 1, 1999 by and between the Company and
         Investment Transaction, LLC. Filed as exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarterly period ended April 30, 1999 and incorporated herein by reference.

  10.23  Employment Agreement dated January 1, 1999 between Prosoft I-Net
         Solutions, Inc. and David I. Perl. Filed as exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarterly period ended
         April 30, 1999 and incorporated herein by reference.

  10.24  Employment Agreement dated January 1, 1999 between Prosoft I-Net
         Solutions, Inc. and Uday O. Pabrai. Filed as exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q for the quarterly period ended
         April 30, 1999 and incorporated herein by reference.

  10.25  Employment Agreement dated January 1, 1999 between Prosoft I-Net
         Solutions, Inc. and Jerrell M. Baird. Filed as exhibit 10.4 to the
         Company's Quarterly Report on Form 10-Q for the quarterly period ended
         April 30, 1999 and incorporated herein by reference.

  21     Subsidiaries of the Company.

  23.1   Consent of Grant Thornton LLP.

  23.2   Consent of Ernst & Young LLP.

  27     Financial Data Schedule.