Form 10-Q
period 1999-10-31
PROSOFTTRAINING COM
filed 1999-12-15
CIK 1018693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending October 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 11, 1999, was 14,410,239 shares.

                     ProsoftTraining.com and Subsidiaries
                          Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                                                        October 31, 1999   July 31, 1999
                                                                                        ----------------   -------------
                                                                                           (Unaudited)
                                        ASSETS
Current assets:
   Cash and cash equivalents...........................................................    $    999,914    $  1,152,715
   Accounts receivable, less allowances of $199,362 at October 31 and July 31, 1999....       2,399,128       1,993,827
   Notes receivable....................................................................          29,300          29,900
   Prepaid expenses and other current assets...........................................         168,406         319,943
                                                                                            ------------    ------------
          Total current assets.........................................................        3,596,748       3,496,385

Property and equipment, net............................................................          327,033         334,001

Goodwill, net of accumulated amortization of $646,049 and $548,638 at October 31 and
   July 31, 1999, respectively.........................................................        2,079,043       2,176,453

License agreements, net of accumulated amortization of $348,059 and $283,891 at
   October 31 and July 31, 1999, respectively..........................................        1,448,651       1,512,819
Other assets...........................................................................          108,100         114,718
                                                                                            ------------    ------------
          Total assets.................................................................     $  7,559,575    $  7,634,376
                                                                                            ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................................     $  1,913,392    $  1,415,331
   Accrued payroll and related expenses................................................          379,588         565,322
   Current portion of capital lease obligations........................................          925,859         918,680
   Accrued restructuring costs.........................................................          875,572       1,230,025
                                                                                            ------------    ------------
          Total current liabilities....................................................        4,094,411       4,129,358

Obligations under capital leases, net of current portion...............................          640,054         847,978
Convertible debentures.................................................................        2,006,451       1,992,080
Other..................................................................................          134,000         136,040
                                                                                            ------------    ------------
          Total liabilities............................................................        6,874,916       7,105,456
                                                                                            ------------    ------------
Common stock subject to redemption.....................................................           56,649          56,649
Stockholders' equity:
   Common shares, par value $.001 per share: shares authorized 50,000,000;
     Outstanding 14,382,213 and 14,297,133 at October 31 and July 31, 1999
     respectively......................................................................           14,383          14,297
Additional paid-in capital.............................................................       52,474,823      52,380,454
Accumulated deficit....................................................................      (51,796,988)    (51,857,454)
Accumulated other comprehensive income.................................................           10,540           9,722
Less common stock in treasury, at cost: 11,912 shares..................................          (74,748)        (74,748)
                                                                                            ------------    ------------
          Total stockholders' equity..................................................           628,010         472,271
                                                                                            ------------    ------------
          Total liabilities and stockholders' equity...................................     $  7,559,575    $  7,634,376
                                                                                            ============    ============

                            See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                         Three Months Ended October 31,
                                                           1999                1998
                                                           ----                ----
Revenue:
  Training............................................   $ 2,656,657        $ 1,696,014
  Courseware..........................................       804,399            313,015
  Certification.......................................       319,872                  0
                                                         -----------        -----------
          Total revenue...............................     3,780,928          2,009,029
                                                         -----------        -----------

Costs and expenses:
  Costs of services...................................     2,203,777          2,626,509
  Sales and marketing.................................       336,249            726,990
  General and administrative..........................     1,011,190          1,606,940
                                                         -----------        -----------
          Total costs and expenses....................     3,551,216          4,960,439
                                                         -----------        -----------

Income (loss) from operations.........................       229,712         (2,951,410)
Interest income (expense), net........................      (169,246)           (10,281)
                                                         -----------        -----------

Net income (loss).....................................   $    60,466        $(2,961,691)
                                                         ===========        ===========

Net income (loss) per share basic and diluted.........   $      0.00        $     (0.25)
                                                         ===========        ===========

Weighted average shares outstanding...................    14,329,687         11,626,160
                                                         ===========        ===========

                            See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                     Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                                                            Three Months Ended October 31,
                                                                                           --------------------------------
                                                                                                1999             1998
                                                                                                ----             ----
Operating activities:
Net income (loss).......................................................................      $   60,466       $(2,961,691)
Adjustments to reconcile net income (loss) to cash used in operating activities:
     Depreciation and amortization......................................................         192,934           951,945
     Accretion of debt discount.........................................................          64,371                 0
     Restructuring credit-non cash......................................................        (150,000)                0
     Changes in operating assets and liabilities:
          Accounts receivable...........................................................        (405,301)          140,036
          Prepaid expenses and other current assets.....................................         158,155              (253)
          Accounts payable and payable to underwriter...................................         498,061          (249,373)
          Accrued liabilities...........................................................        (185,734)           (8,120)
          Deferred revenue..............................................................               0            (1,890)
          Accrued restructuring costs...................................................        (204,453)                0
                                                                                              ----------       -----------

               Net cash provided by (used in) operating activities......................          28,499        (2,129,346)

Investing activities:
     Purchase of property and equipment.................................................         (24,388)           (1,440)
     Decrease in notes receivable.......................................................             600            20,000
                                                                                              ----------       -----------

Net cash provided by (used in) investing activities.....................................         (23,788)           18,560

Financing activities:
     Issuance of common stock...........................................................          94,455            43,504
     Principal payments on debt and capital leases......................................        (250,745)         (311,221)
     Other..............................................................................          (2,040)                0
                                                                                              ----------       -----------
               Net cash used in financing activities....................................        (158,330)         (267,717)
                                                                                              ----------       -----------

Effects of exchange rate changes on cash................................................             818                 0
                                                                                              ----------       -----------

Net decrease in cash and cash equivalents...............................................        (152,801)       (2,378,503)
Cash and cash equivalents at the beginning of period....................................       1,152,715         3,311,014
                                                                                              ----------       -----------
Cash and cash equivalents at the end of period..........................................      $  999,914       $   932,511
                                                                                              ==========       ===========

                            See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   General

The consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month period ended October 31, 1999, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2000. The consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position, results of operations, and cash flows as of October 31, 1999 and for the three month periods ended October 31, 1999 and 1998.

2.   Comprehensive income

For the three months ended October 31, 1999 and 1998, the components of comprehensive income (loss) are as follows:

                                                       1999          1998
                                                       ----          ----
     Net Income (loss)                               $60,466      $(2,961,691)
     Other comprehensive income:
         Foreign currency translation adjustments        818                0
                                                     -------      -----------

Comprehensive income (loss)                          $61,284      $(2,961,691)
                                                     =======      ===========

3.   Restructuring

In the quarter ended April 30, 1999, the Company recorded a $3,723,148 charge for restructure and other unusual items associated with the Company's decision to exit the retail training business. The restructuring charge included $258,621 for the Dallas leased facility. In the quarter ended October 31, 1999, the Company negotiated a lease termination agreement with the Dallas landlord that resulted in a restructuring credit of $150,000, that was included in costs of services.

Accrued restructuring costs at October 31, 1999 primarily represents leased facilities, equipment and other termination costs.

The unsettled amounts may change when final payments are made. The Company anticipates that the remaining restructuring actions will be substantially completed by the end of fiscal 2000.

4.   Supplemental disclosure of cash flow information

Cash paid in the three-month periods ended October 31, 1999 and 1998 for interest and income taxes was as follows:

                                1999           1998
                                ----           ----
     Interest                 $76,910        $46,004
     Income taxes                   0              0

5.   Property and equipment

Property and equipment consist of the following:

                                                       October 31, 1999     July 31, 1999
                                                       ----------------     -------------
          Computer equipment and software                    $  769,764        $  748,089
          Office equipment, furniture and fixtures              513,364           510,651
                                                             ----------        ----------
                                                              1,283,128         1,258,740
          Less accumulated depreciation                         956,095           924,739
                                                             ----------        ----------
          Property and equipment, net                        $  327,033        $  334,001
                                                             ==========        ==========

6.   Subsequent event

On November 22, 1999, the Company received gross proceeds of $3,000,000 from the sale to an institutional investor of 1,142,857 shares of Common Stock and warrants to purchase up to an additional 350,000 shares at $.01 per share, subject to certain vesting conditions over a three year period. In addition, 250,000 of the warrants will only vest if the Company fails to meet certain performance targets. Net proceeds from that placement, after payment of fees, was $2,740,000.

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

RESULTS OF OPERATIONS

     Three Months Ended October 31, 1999 Compared to the Three Months Ended October 31, 1998

     Revenue

     Training revenue for the three months ended October 31, 1999, was $2,656,657, compared to $1,696,014 in the three months ended October 31, 1998, an increase of $960,643 or 57%. This increase reflects a higher level of participation by our training partners, a result of our change in distribution strategy from a retail to a wholesale model. Training revenue for the first quarter of fiscal year 2000 primarily came as a result of instructor rental to other training companies. Training revenue for the first quarter of fiscal year 1999 primarily came from student fees.

     Courseware sales increased to $804,399 in the three months ended October 31, 1999, compared to $313,015 in the three months ended October 31, 1998, an increase of $491,384 or 157%. Courseware sales in both periods came from courseware licensing and textbook sales.

     Certification revenue increased to $319,872 in the three months ended October 31, 1999, compared to $0 in the three months ended October 31, 1998. Certification revenue is derived from the new PCTC program and certification testing.

     Costs Of Services

     The Company's costs of services include the cost of instructors, courseware content development employees and materials, classroom equipment and facilities.

     Cost of services for the three months ended October 31, 1999, were $2,203,777, compared to $2,626,509 for the three months ended October 31, 1998, a decrease of $422,732 or 16%. The reduction in costs was primarily related to the absence of instructors, classroom equipment and facilities cost in the three months ended October 31, 1999, a result of our change in distribution strategy from a retail to a wholesale model. Instructor headcount at October 31, 1999 was 26, compared to 35 at October 31, 1998.

     Sales And Marketing

     Sales and marketing expenses are composed of:

                                                 Three Months Ended October 31,
                                                 ------------------------------
                                                      1999               1998
                                                      ----               ----
        Advertising and trade shows.............    $120,734           $ 16,470
        Salaries and wages......................     172,088            627,572
        Travel and entertainment................      43,427             82,948
                                                    --------           --------
          Total.................................    $336,249           $726,990
                                                    ========           ========

     Sales and marketing expenses for the three months ended October 31, 1999, amounted to $336,249, compared to $726,990 for the three months ended October 31, 1998, a decrease of $390,741 or 54%. This decrease reflects the elimination of the Company's public class schedule and direct mail and telemarketing staff associated with that distribution method.

  General And Administrative

     General and administrative expenses for the three months ended October
31, 1999, were $1,011,190, compared to $1,606,940 for the three months ended October 31, 1998, a decrease of $595,750 or 37%. The decrease is primarily due to savings from headcount reductions and other cost control initiatives.


  Net Interest Income (Expense)

     Net interest expense was $169,246 for the three months ended October 31, 1999, compared to net interest expense of $10,281 for the three months ended October 31, 1998, an increase of $158,965. Interest expense, which consists principally of interest on the Company's convertible debentures and capital leases, is offset by interest earned on cash balances. The increase in net interest expense was a result of smaller cash balances and the convertible debenture issued in the second quarter of fiscal year 1999. Only half of the convertible debenture interest must be paid in cash.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations and capital expenditures primarily through private placement of common stock, the sale of convertible debentures and, to a lesser extent, from revenues generated from operations. At October 31, 1999, we had approximately $1 million in cash and cash equivalents.

     Cash provided by operating activities for the three months ended October 31, 1999 was $28,499, compared with cash used in operating activities of $2,129,346 for the three months ended October 31, 1998. This increase in cash was primarily attributed to the net profit for the three months ended
October 31, 1999.

     Cash used in investing activities was $23,788 for the three months ended October 31, 1999, compared to cash provided by investing activities of $18,560 for the three months ended October 31, 1998. Cash used in investing activities resulted primarily from the purchases of property and equipment.

     Cash used in financing activities for the three months ended October 31, 1999 was $158,330 compared with $267,717 for the three months ended October 31, 1998. The decrease in cash used in financing activities resulted primarily from a decrease in both debt and capital lease payments and greater sales of the Company's common stock.

     In November of 1998, the Company entered into an Accounts Receivable Line of Credit agreement with the Silicon Valley Bank, whereby up to 80% of the accounts receivable can be advanced up to $3,500,000. As of October 31, 1999, there have been no borrowings on this line of credit.

     In November 1999, the Company received gross proceeds of $3,000,000 from the sale to an institutional investor of 1,142,857 shares of Common Stock and warrants to purchase up to an additional 350,000 shares at $.01 per share, subject to certain vesting conditions. Net proceeds from that placement, after payment of fees, was $2,740,000.

     We currently expect that cash on hand and funds from operations, together with our line of credit with the Silicon Valley Bank for a maximum of $3,500,000 and the $3,000,000 investment in the Company's common stock in November 1999, will be sufficient to cover our reasonably foreseeable working capital, capital expenditure and debt service requirements for the next 12 months. We cannot be certain that assumed levels of revenues and expenses will prove to be accurate. We may seek additional funding through public or private financing or other arrangements prior to such time. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on our business, operating results and financial condition.

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

     We have completed our Year 2000 assessment and determined our financial system needed to be updated at a cost of less than $3,000. This update was completed in fiscal 1999. We have received assurances from our other software vendors that their systems are Year 2000 compliant. In addition, we have conducted an inventory, review and assessment of our personal computers, networks and servers and desktop software applications to determine whether they support Year 2000 date codes and we believe that all are Year 2000 compliant. In the event of an unexpected failure in one of our systems, our employees would be able to continue operations on a manual basis until such systems have been restored to full operating capacity. We estimate that the total cost of our Year 2000 compliance will not be significant.

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

POSSIBILITY OF CONTINUING LOSSES

     We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results. We have incurred net losses of approximately $52 million from our inception in December 5, 1995, through October 31, 1999. For the three months ended October 31, 1999, we reported net income of $60,466. Our ability to continue to generate revenue growth in the future is subject to uncertainty. In order to maintain profitability, we must continue to increase our revenues. We cannot assure you that we will be able to increase revenues or achieve profitability.

UNCERTAINTY OF FUTURE CAPITAL REQUIREMENTS

     Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $47 million from private placements and incurred losses of approximately $52 million since our inception through October 31, 1999. We experienced revenue growth in the last two quarters of the fiscal year ended July 31, 1999 and the first quarter of fiscal year ended July 31, 2000 as a result of the implementation of the new business strategy. This shift in our business strategy has resulted in a reduction in overhead expenses and, if revenues continue to grow as demonstrated in the last three-quarters, we hope to maintain profitability for the balance of fiscal 2000. We currently expect that cash on hand and funds from operations, together with our line of credit with the Silicon Valley Bank for a maximum of $3.5 million and the $3 million investment in the Company's common stock announced on November 23, 1999, will be sufficient to cover our minimum foreseeable working capital, capital expenditure and debt service requirements for the next 12 months. However, if we do not maintain profitability and generate positive cash flow as anticipated, our ability to continue as a going concern will be jeopardized unless additional outside financing can be obtained.

UNCERTAINTY OF FUTURE FUNDING

     If we do not maintain profitability and generate positive cash flow as anticipated, we may need additional outside financing. Even if we do maintain profitability and positive cash flow, we may need outside financing to fund further growth of our business. We do not know at this time when we may need additional funds, and we cannot be certain that if we do need additional funds in the future we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds when necessary, we may have to reduce planned capital expenditures, scale back our operations or growth, or enter into financing arrangements on terms which we would not otherwise accept.

INTENSE COMPETITION IN TRAINING MARKET

     We face substantial competition in the training market. Competition in the Internet/intranet training market is intense, rapidly changing and affected by the rapidly evolving nature of the Internet/intranet industry. A number of other companies offer products and services similar to ours, and additional new competitors may emerge in the future. Many of our existing competitors have substantially greater capital resources, technical expertise, marketing experience, research and development status, established customers and facilities than we do. As a result, there is a risk that we will not be able to successfully compete with existing and future competitors, which would adversely affect our financial performance.

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

     .    fluctuations in our operating results

     . the perception by others of our ability to obtain any necessary new financing

     .    limited trading market for our Common Stock

     . announcements of new ventures or products and services by us or our competitors

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

     The Company's credit arrangements bear interest at fixed rates and do not expose it to fluctuations in interest rates. Based upon the interest rates and borrowings at October 31, 1999, a 10% increase in interest rates would not materially effect the Company's financial position, results of operations or cash flows.


PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

a)   Exhibits

       10.1 Securities Purchase Agreement dated as of November 22, 1999 among ProsoftTraining.com and Hunt Capital Growth Fund, II L.P.

       10.2 Registration Rights Agreement dated as of November 22, 1999 among ProsoftTraining.com and Hunt Capital Growth Fund, II L.P.

       10.3 Warrant Agreement dated as of November 22, 1999 among ProsoftTraining.com and Hunt Capital Growth Fund, II L.P.

       Financial Data Schedule.

b)   Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended October 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ProsoftTraining.com
Dated:  December 15, 1999
                                           /s/ JERRELL M. BAIRD
                                           --------------------------------
                                           Jerrell M. Baird
                                           Chief Executive Officer
                                           and Chairman of the Board
                                           (Duly Authorized Officer)

Dated:  December 15, 1999
                                           /s/ WILLIAM J. WERONICK
                                           --------------------------------
                                           William J. Weronick
                                           Vice President, Finance
                                           (Principal Financial Officer)