Form 10-Q
period 2000-01-31
PROSOFTTRAINING COM
filed 2000-03-15
CIK 1018693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 2000

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   The number of shares of the registrant's common stock, $.001 par value, outstanding as of March 6, 2000, was 18,415,709 shares.

                     ProsoftTraining.com and Subsidiaries
                          Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                      January 31, 2000        July 31, 1999
                                                                                      ----------------        -------------
                                                                                        (Unaudited)
                                ASSETS
Current assets:
 Cash and cash equivalents....................................................         $  3,820,412            $  1,152,715
 Accounts receivable, less allowances of $222,351  and $199,362
   at January 31, 2000 and July 31, 1999, respectively........................            3,077,520               1,993,827
 Notes receivable.............................................................               16,800                  29,900
 Prepaid expenses and other current assets....................................              297,524                 319,943
                                                                                       ------------            ------------
    Total current assets......................................................            7,212,256               3,496,385

Property and equipment, net...................................................              395,299                 334,001
Goodwill, net of accumulated amortization of $743,549 and
  $548,638 at January 31, 2000 and July 31, 1999, respectively................            1,981,633               2,176,453
License agreements, net of accumulated amortization of
  $412,228 and $283,891 at January 31, 2000 and July 31,
  1999, respectively..........................................................            1,384,482               1,512,819
Other assets..................................................................                    -                 114,718
                                                                                       ------------            ------------
    Total assets..............................................................         $ 10,973,670            $  7,634,376
                                                                                       ============            ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................................................         $  1,164,447            $  1,415,331
 Accrued payroll and related expenses.........................................              716,007                 565,322
 Current portion of capital lease obligations.................................              929,981                 918,680
 Accrued restructuring costs..................................................              706,239               1,230,025
                                                                                       ------------            ------------
    Total current liabilities.................................................            3,516,674               4,129,358

Capital lease obligations, net of current portion.............................              421,246                 847,978
Convertible debentures........................................................                    -               1,992,080
Other.........................................................................              223,398                 136,040
                                                                                       ------------            ------------
    Total liabilities.........................................................            4,161,318               7,105,456
                                                                                       ------------            ------------
Common stock subject to redemption............................................               56,649                  56,649
Stockholders' equity:
  Common shares, par value $.001 per share: shares authorized.................
  50,000,000; outstanding 18,083,799 and 14,297,133 at
  January 31, 2000 and July 31, 1999, respectively............................               18,084                  14,297
Additional paid-in capital....................................................           58,577,108              52,380,454
Accumulated deficit...........................................................          (51,776,522)            (51,857,454)
Accumulated other comprehensive income........................................               11,781                   9,722
Less common stock in treasury, at cost: 11,912 shares.........................              (74,748)                (74,748)
                                                                                       ------------            ------------
    Total stockholders' equity................................................            6,755,703                 472,271
                                                                                       ------------            ------------
    Total liabilities and stockholders' equity................................         $ 10,973,670            $  7,634,376
                                                                                       ============            ============

                             See Accompanying Notes

                      ProsoftTraining.com and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                               Three Months Ended January 31,             Six Months Ended January 31,
                                              --------------------------------           ------------------------------
                                                  2000               1999                    2000              1999
                                                  ----               ----                    ----              ----
Revenue:
 Services................................      $ 2,123,095         $ 1,169,853            $ 4,779,752       $ 2,865,866
 Courseware..............................        1,427,182             265,619              2,231,581           578,634
 Certification...........................          451,208              70,550                771,080            70,550
                                               -----------         -----------            -----------       -----------
      Total revenue......................        4,001,485           1,506,022              7,782,413         3,515,050
                                               -----------         -----------            -----------       -----------

Costs and expenses:
 Costs of services.......................        2,379,796           2,564,930              4,583,573         5,191,439
 Sales and marketing.....................          321,491             336,631                657,740         1,063,621
 General and administrative..............        1,130,362           1,504,969              2,141,552         3,111,909
                                               -----------         -----------            -----------       -----------
      Total costs and expenses...........        3,831,649           4,406,530              7,382,865         9,366,969
                                               -----------         -----------            -----------       -----------

Income (loss) from operations............          169,836          (2,900,508)               399,548        (5,851,919)
Interest expense, net....................         (149,370)            (34,634)              (318,616)          (44,913)
                                               -----------         -----------            -----------       -----------

Net income (loss)........................      $    20,466         $(2,935,142)           $    80,932       $(5,896,832)
                                               ===========         ===========            ===========       ===========

Net income (loss) per share:
 Basic...................................      $      0.00         $     (0.23)           $      0.01       $     (0.48)
                                               ===========         ===========            ===========       ===========
 Diluted.................................      $      0.00         $     (0.23)           $      0.00       $     (0.48)
                                               ===========         ===========            ===========       ===========

Weighted average shares outstanding:
 Basic...................................       15,928,808          12,620,343             15,129,248        12,330,995
                                               ===========         ===========            ===========       ===========
 Diluted.................................       19,104,522          12,620,343             17,867,887        12,330,995
                                               ===========         ===========            ===========       ===========

                            See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                     Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                                                            Six Months Ended January 31,
                                                                                           ------------------------------
                                                                                                 2000            1999
                                                                                                 ----            ----
Operating activities:
Net income (loss)...................................................................         $    80,932      $(5,896,832)
Adjustments to reconcile net income (loss) to cash used in
  operating activities:
     Depreciation and amortization..................................................             375,243        1,943,726
     Accretion of debt discount.....................................................              99,270                -
     Changes in operating assets and liabilities:
          Accounts receivable.......................................................          (1,088,900)         641,830
          Prepaid expenses and other current assets.................................              29,034           (3,980)
          Other assets..............................................................                   -         (103,093)
          Accounts payable..........................................................            (314,132)        (407,574)
          Accrued liabilities.......................................................             317,025         (247,414)
          Deferred revenue..........................................................                   -          (23,105)
          Accrued restructuring costs...............................................            (510,288)               -
                                                                                             -----------      -----------

                Net cash used in operating activities...............................          (1,011,816)      (4,096,442)

Investing activities:
     Acquisitions of businesses, net of cash acquired...............................                   -          (30,000)
     Purchase of property and equipment.............................................            (132,254)               -
     Proceeds from sales of property and equipment..................................                   -           15,786
     Notes receivable...............................................................              13,100          (61,500)
                                                                                             -----------      -----------

                Net cash used in investing activities...............................            (119,154)         (75,714)

Financing activities:
    Issuance of convertible debentures and warrants.................................                   -        3,060,000
    Issuance of common stock........................................................           4,128,098          675,963
    Principal payments on capital leases............................................            (413,556)        (588,225)
    Other...........................................................................             105,640                -
                                                                                             -----------       ----------

                Net cash provided by financing activities...........................           3,820,182        3,147,738
                                                                                             -----------      -----------

Effects of exchange rate changes on cash............................................             (21,515)               -
                                                                                             -----------      -----------

Net increase (decrease) in cash and cash equivalents................................           2,667,697       (1,024,418)
Cash and cash equivalents at the beginning of period................................           1,152,715        3,311,014
                                                                                             -----------      -----------
Cash and cash equivalents at the end of period......................................         $ 3,820,412      $ 2,286,596
                                                                                             ===========      ===========

                             See Accompanying Notes

                      ProsoftTraining.com and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.   General

     The consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended January 31, 2000, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2000. The consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the three and six month periods ended January 31, 2000 and 1999.

2.   Comprehensive income

     The components of comprehensive income (loss) are as follows:

                                                      Three months ended January 31,           Six months ended January 31,
                                                     -------------------------------          -----------------------------
                                                         2000                1999               2000                1999
                                                         ----                ----               ----                ----
Net income (loss)                                      $20,466           $(2,935,142)         $80,932           $(5,896,832)
Other comprehensive income:
      Foreign currency translation
       adjustments                                       1,241                     -            2,059                     -
                                                       -------           -----------          -------           -----------
Comprehensive income (loss)                            $21,707           $(2,935,142)         $82,991           $(5,896,832)
                                                       =======           ===========          =======           ===========


3.   Restructuring

     In the quarter ended April 30, 1999, the Company recorded a $3,723,148 charge for restructure and other unusual items associated with the Company's decision to exit the retail training business. The restructuring charge included $258,621 for the Dallas leased facility. In the first quarter of fiscal 2000, the Company negotiated a lease termination agreement with the Dallas landlord that resulted in a restructuring credit of $150,000 that was included in costs of services.

     Accrued restructuring costs at January 31, 2000 primarily represent accrued lease expense on closed facilities, equipment and other termination costs.

     The unsettled amounts may change when final payments are made. The Company anticipates that the remaining restructuring actions will be substantially completed by the end of fiscal 2000.

4.   Supplemental disclosure of cash flow information

     Cash paid in the six months ended January 31, 2000 and 1999 for interest and income taxes was as follows:

                                                  2000                 1999
                                                  ----                 ----

          Interest                              $173,342             $100,210
          Income taxes                                 -                    -


5.   Property and equipment

     Property and equipment consist of the following:

                                                                     January 31, 2000               July 31, 1999
                                                                     ----------------               -------------
          Computer equipment and software                               $  850,615                    $  748,089
          Office equipment, furniture and fixtures                         534,206                       510,651
                                                                        ----------                    ----------
                                                                         1,384,821                     1,258,740
          Less accumulated depreciation                                    989,522                       924,739
                                                                        ----------                    ----------
          Property and equipment, net                                   $  395,299                    $  334,001
                                                                        ==========                    ==========

6.   Convertible debentures

     During the second quarter of fiscal 2000, the Company elected to force the mandatory conversion of its convertible debentures of $2,490,000 into the Company's common stock. The debentures were converted into 1,556,250 shares of common stock during the quarter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements.


OVERVIEW

     ProsoftTraining.com, formerly Prosoft I-Net Solutions, Inc., was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. The Company initially embarked on a strategy to build a nationwide network of training centers to teach technical skills for the emerging Internet market. Overhead costs associated with the "bricks and mortar" network significantly outpaced revenues. In fiscal 1999, the Company closed the training center network and focused exclusively on selling its educational programs and instructional service to the technology training industry.

RESULTS OF OPERATIONS

     Three Months Ended January 31, 2000 Compared to the Three Months Ended January 31, 1999

     Revenue

     Services revenue for the three months ended January 31, 2000, was $2,123,095 compared to $1,169,853 in the three months ended January 31, 1999, an increase of $953,242 or 81%. This increase represents a continued and growing acceptance of the wholesale distribution strategy adopted by the Company during fiscal 1999. Services revenue for the second quarter of fiscal 2000 primarily came from instructor rental to training companies with which the Company has strategic partner relationships. Training sites accessible through these relationships increased from approximately 600 at January 31, 1999, to over 1,200 at January 31, 2000.

     Courseware sales increased to $1,427,182 in the three months ended
January 31, 2000, compared to $265,619 in the three months ended January 31, 1999, an increase of $1,161,563 or 437%. Courseware revenue in both periods came from courseware licensing and textbook sales. This increase is the result of an increasing customer base in connection with the Prosoft Certified Training Center (PCTC) programs and strategic partner distribution relationships. The Company continued to expand the global marketing of its PCTC programs, developing new strategic relationships for distribution of its courseware in India and Korea in the quarter ended January 31, 2000.

     Certification revenue increased to $451,208 in the three months ended January 31, 2000, compared to $70,550 in the three months ended January 31, 1999, an increase of $380,658 or 540%. Certification revenue is derived from certified training centers and certification testing.

     Costs of Services

     Costs of services for the three months ended January 31, 2000, were $2,379,796, compared to $2,564,930 for the three months ended January 31, 1999, a decrease of $185,134 or 7%.

     Gross margin for the quarter ended January 31, 2000, was $1.6 million compared to a loss of $1.1 million for the quarter ended January 31, 1999, an increase of $2.7 million. The increase in gross margin in the quarter ended January 31, 2000 was primarily due to higher sales volume and the absence of classroom equipment and facilities cost, a result of the Company's change in distribution strategy from a retail to a wholesale model.

     Sales and Marketing

     Sales and marketing expenses for the three months ended January 31, 2000, were $321,491, compared to $336,631 for the three months ended January 31, 1999, a decrease of $15,140 or 4%. These expenses consist of salaries and travel-related costs of sales and marketing personnel.

     General and Administrative

     General and administrative expenses for the three months ended January 31, 2000, were $1,130,362, compared to $1,504,969 for the three months ended January 31, 1999, a decrease of $374,607 or 25%. This decrease is primarily due to savings from head count reductions and other cost control initiatives.

     General and administrative expenses as a percentage of revenue were 28% for the three months ended January 31, 2000, down 72 percentage points compared with 100% for the three months ended January 31, 1999.


     Net Interest Expense

     Net interest expense was $149,370 for the three months ended January 31, 2000 compared to $34,634 for the three months ended January 31, 1999, an increase of $114,736. Interest expense consists of interest on the Company's convertible debentures and capital leases, offset by interest earned on cash balances. The increase in interest expense relates to the issuance of convertible debt during the second quarter of 1999. During the second quarter of fiscal 2000, as a result of increases in the price of the Company's stock, the Company exercised its right to force conversion on all of the then unconverted debentures, resulting in the elimination of the debenture obligation.

     Six Months Ended January 31, 2000 Compared to the Six Months Ended January 31, 1999

     Revenue

     Services revenue for the six months ended January 31, 2000, was $4,779,752 compared to $2,865,866 in the six months ended January 31, 1999, an increase of $1,913,886 or 67%. This increase represents a continued and growing effect of the wholesale distribution strategy adopted by the Company during fiscal 1999. Services revenue for the first two quarters of fiscal 2000 primarily came from instructor rental to training companies with which the Company has strategic partner relationships.

     Courseware sales increased to $2,231,581 in the six months ended January 31, 2000, compared to $578,634 in the six months ended January 31, 1999, an increase of $1,652,947 or 286%. Courseware revenue in both periods came from courseware licensing and textbook sales. This increase is the result of an increasing customer base in connection with the PCTC programs and strategic partner distribution relationships.

     Certification revenue increased to $771,080 in the six months ended January 31, 2000, compared to $70,550 in the six months ended January 31, 1999, an increase of $700,530. Certification revenue is derived from the PCTC program and certification testing. The Company began offering the certification testing during the second quarter of fiscal 1999.

     Costs of Services

     Costs of services for the six months ended January 31, 2000, were $4,583,573, compared to $5,191,439 for the six months ended January 31, 1999, a decrease of $607,866 or 12%.

     Gross margin for the six months ended January 31, 2000 was $3.2 million compared to a loss of $1.7 million for the six months ended January 31, 1999, an increase of $4.9 million. The increase in gross margin in the six months ended January 31, 2000 was primarily due to higher sales volume and the absence of classroom equipment and facilities cost, a result of the Company's change in distribution strategy from a retail to a wholesale model.

     Sales and Marketing

     Sales and marketing expenses for the six months ended January 31, 2000, were $657,740, compared to $1,063,621 for the six months ended January 31, 1999, a decrease of $405,881 or 38%. These expenses consist of salaries and travel-related costs of sales and marketing personnel. This decrease reflects the elimination of the Company's public class schedule and direct mail and telemarketing staff associated with the change in distribution method.

     General and Administrative

     General and administrative expenses for the six months ended January 31, 2000, were $2,141,552, compared to $3,111,909 for the six months ended January 31, 1999, a decrease of $970,357 or 31%. This decrease is primarily due to savings from head count reductions and other cost control initiatives.

     General and administrative expenses as a percentage of revenue were 28% for the six months ended January 31, 2000, down 61 percentage points compared with 89% for the six months ended January 31, 1999.

     Net Interest Expense

     Net interest expense was $318,616 for the six months ended January 31, 2000, and $44,913 for the six months ended January 31, 1999, an increase of $273,703. Interest expense consists of interest on the Company's convertible debentures and capital leases, offset by interest earned on cash balances. The increase in interest expense relates to the issuance of convertible debt during the second quarter of 1999. During the second quarter of fiscal 2000, as a result of increases in the price of the Company's stock, the Company exercised its right to force conversion on all of the then unconverted debentures, resulting in the elimination of the debenture obligation.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations and capital expenditure requirements primarily through private placements of common stock, the sale of convertible debentures and, to a lesser extent, from cash generated from operations.

     Cash and cash equivalents increased from $1,152,715 at July 31, 1999, to $3,820,412 at January 31, 2000. This increase was primarily from the private placement of stock in November 1999 and warrant and option exercises throughout the period for net proceeds of $4,128,098, offset by operating cash outflow of $1,011,816 and payments on capital lease obligations of $413,556. Cash used in operations for the period consisted primarily of an increase in accounts receivable and a reduction in accrued restructure costs offset by depreciation and amortization. The increase in accounts receivable was related to higher sales volume in the last month of the quarter.

     Cash used in operations for the six months ended January 31, 2000, was $1,011,816 compared to $4,096,442 for the six months ended January 31, 1999, a decrease of $3,084,626. This decrease was primarily the result of improving revenues and operating efficiencies.

     In November 1998, the Company entered into an Accounts Receivable Line of Credit agreement with Silicon Valley Bank whereby up to 80% of the accounts receivable can be advanced up to $3,500,000. As of January 31, 2000, there have been no borrowings on this line of credit.

     Management expects that cash on hand and funds from operations will be sufficient to meet reasonably foreseeable minimum working capital, capital expenditure and capital lease requirements for the next 12 months. There is no assurance that assumed levels of revenues and expenses will prove to be accurate. The Company may seek additional funding through public or private financing or other arrangements prior to such time. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on our business, operating results and financial condition.

YEAR 2000 ISSUE RISKS

     Prior to December 31, 1999, the Company developed and implemented a plan to ensure the ongoing operation of the Company's business through the turn of the century and beyond. The Company did not experience any material disruptions in operations resulting from the transition into the Year 2000. The total cost of the Year 2000 projects was less than $3,000.

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

POSSIBILITY OF CONTINUING LOSSES

     We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results. We have incurred net losses of approximately $52 million from our inception on December 5, 1995, through January 31, 2000. For the six months ended January 31, 2000, we reported net income of $80,932. Our ability to continue to generate revenue growth in the future is subject to uncertainty. In order to maintain profitability, we must continue to increase our revenues. We cannot assure you that we will be able to continue to increase revenues or achieve profitability.

UNCERTAINTY OF FUTURE CAPITAL REQUIREMENTS

     Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $50 million from private placements and incurred losses of approximately $52 million since our inception through January 31, 2000. We experienced revenue growth in the last two quarters of the fiscal 1999 and the first two quarters of fiscal 2000 as a result of the implementation of the new business strategy. This shift in our business strategy has resulted in a reduction in overhead expenses and, if we continue to invest in our products and brands at current levels and revenues continue to grow as in the last four quarters, we expect to maintain profitability for the balance of fiscal 2000. We currently expect that cash on hand and funds from operations will be sufficient to meet our minimum foreseeable working capital, capital expenditure and capital lease requirements for the next 12 months. However, if we do not maintain profitability and generate positive cash flow as anticipated, our ability to continue as a going concern will be jeopardized unless additional outside financing can be obtained.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

c)   Recent Sales of Unregistered Securities

     On November 22, 1999, the Company issued 1,142,857 shares of Common Stock and warrants to purchase up to an additional 350,000 shares of Common Stock at $.01 per share to the Hunt Capital Growth Fund II, L.P., in exchange for $3,000,000 in cash. The warrants have an exercise price of $.01 per share and are generally not exercisable until the earlier of (i) November 22, 2002, (ii) the completion by the Company of a firm commitment underwritten public offering meeting certain criteria, or (iii) the occurrence of a sale, merger or liquidation of the Company. In addition, 250,000 of the warrants will only vest if the Company fails to hit certain targeted earnings numbers over a 3-year period. The Company believes that the issuance to this institutional investor was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), in reliance on the exemption set forth in Rule 506 of Regulation D promulgated under the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's Annual Meeting of Stockholders was held on December 13, 1999. At the Annual Meeting, the following directors were elected to serve on the Company's Board of Directors for the Class and term indicated and until their respective successors are elected and qualified:

                               Class                   Term                  Votes For              Votes Withheld
                               -----                   ----                  ---------              --------------
J. William Fuller                I                    1 year                  9,271,480                 5,700
Charles McCusker                 II                   2 years                 9,271,480                 5,700
J.R. Holland, Jr.                III                  3 years                 9,269,695                 7,485
Dr. Edward Walsh                 III                  3 years                 9,269,480                 7,700

     In addition to the election of directors, the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending July 31, 2000 was ratified with 9,256,955 votes in favor, 5,100 against and 15,125 abstentions. No other matters were voted on at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Financial Data Schedule

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended January 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ProsoftTraining.com
Dated:   March 14, 2000
                                           /s/        JERRELL M. BAIRD
                                           ---------------------------
                                           Jerrell M. Baird
                                           Chief Executive Officer
                                           and Chairman of the Board
                                           (Duly Authorized Officer)

Dated:   March 14, 2000
                                           /s/      WILLIAM J. WERONICK
                                           ----------------------------
                                           William J. Weronick
                                           Vice President, Finance
                                           (Principal Financial Officer)