Form 10-Q
period 2000-04-30
PROSOFTTRAINING COM
filed 2000-06-12
CIK 1018693

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of June 6, 2000, was 19,122,381 shares.

                     ProsoftTraining.com and Subsidiaries
                          Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                                April 30, 2000    July 31, 1999
                                                                --------------    -------------
                                                                  (Unaudited)
                           ASSETS
Current assets:
   Cash and cash equivalents.................................   $    4,506,044    $   1,152,715
   Accounts receivable, less allowances of $230,898
     and $199,362 at April 30, 2000 and July 31, 1999,
     respectively............................................        4,535,043        1,993,827
   Notes receivable..........................................           16,800           29,900
   Prepaid expenses and other current assets.................          504,793          319,943
                                                                --------------    -------------
             Total current assets............................        9,562,680        3,496,385


Property and equipment, net..................................          522,602          334,001
Goodwill, net of accumulated amortization of $840,869
   and $548,638 at April 30, 2000 and July 31, 1999,
   respectively..............................................        1,884,223        2,176,453
License agreements, net of accumulated amortization of
   $476,396 and $283,891 at April 30, 2000 and July 31,
   1999, respectively........................................        1,320,314        1,512,819
Other assets.................................................                -          114,718
                                                                --------------    -------------
             Total assets....................................   $   13,289,819    $   7,634,376
                                                                ==============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................   $    1,644,958    $   1,415,331
   Accrued payroll and related expenses......................          569,186          565,322
   Current portion of capital lease obligations..............          875,355          918,680
   Accrued restructuring costs...............................          553,781        1,230,025
                                                                --------------    -------------
             Total current liabilities.......................        3,643,280        4,129,358

Capital lease obligations, net of current portion............          249,743          847,978
Convertible debentures.......................................                -        1,992,080
Other........................................................          289,575          136,040
                                                                --------------    -------------
             Total liabilities...............................        4,182,598        7,105,456
                                                                --------------    -------------
Common stock subject to redemption...........................           56,649           56,649
Stockholders' equity:
   Common shares, par value $.001 per share: shares
     authorized 50,000,000; outstanding 18,987,246
     and 14,297,133 at April 30, 2000 and July 31,
     1999, respectively......................................           18,987           14,297
   Additional paid-in capital................................       60,357,848       52,380,454
   Accumulated deficit.......................................      (51,262,895)     (51,857,454)
   Accumulated other comprehensive income....................           11,380            9,722
   Less common stock in treasury, at cost: 11,912 shares.....          (74,748)         (74,748)
                                                                --------------    -------------
             Total stockholders' equity......................        9,050,572          472,271
                                                                --------------    -------------
             Total liabilities and stockholders' equity......   $   13,289,819    $   7,634,376
                                                                ==============    =============

                            See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                       Three Months Ended April 30,         Nine Months Ended April 30,
                                       ----------------------------       ------------------------------
                                           2000             1999               2000             1999
                                           ----             ----               ----             ----
Revenue:
   Services..........................  $ 2,980,051      $ 1,593,726       $  7,759,803      $  4,459,593
   Courseware........................    1,250,552          440,575          3,482,133         1,019,209
   Certification.....................      915,490          141,949          1,686,570           212,499
                                       -----------      -----------       ------------      ------------
          Total revenue..............    5,146,093        2,176,250         12,928,506         5,691,301
                                       -----------      -----------       ------------      ------------

Costs and expenses:
   Costs of revenue..................    2,852,768        2,003,279          7,436,341         7,194,718
   Sales and marketing...............      519,375          257,238          1,177,115         1,320,859
   General and administrative........    1,273,586        1,256,550          3,415,138         4,368,459
   Restructuring charge..............            -        3,723,148                  -         3,723,148
                                       -----------      -----------       ------------      ------------
         Total costs and expenses....    4,645,729        7,240,215         12,028,594        16,607,184
                                       -----------      -----------       ------------      ------------

Income (loss) from operations.......       500,364       (5,063,965)           899,912       (10,915,883)

Interest income.....................        44,601           15,155             78,370            70,452
Interest expense....................       (31,338)        (186,214)          (383,723)         (286,425)
                                       -----------      -----------       ------------      ------------

Net income (loss)...................   $   513,627      $(5,235,024)      $    594,559      $(11,131,856)
                                       ===========      ===========       ============      ============

Net income (loss) per share:
   Basic.............................  $      0.03      $     (0.39)      $       0.04      $      (0.89)
                                       ===========      ===========       ============      ============
   Diluted...........................  $      0.02      $     (0.39)      $       0.03      $      (0.89)
                                       ===========      ===========       ============      ============

Weighted average shares outstanding:
   Basic.............................   18,729,098       13,419,306         16,311,680        12,555,270
                                       ===========      ===========       ============      ============
   Diluted...........................   21,619,981       13,419,306         19,725,800        12,555,270
                                       ===========      ===========       ============      ============


                            See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                     Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                                           Nine Months Ended April 30,
                                                                      -------------------------------------
                                                                             2000                  1999
                                                                             ----                  ----
Operating activities:
Net income (loss).................................................    $      594,559         $  (11,131,856)
Adjustments to reconcile net income (loss) to cash used in
  operating activities:
     Depreciation and amortization................................           572,240              2,185,299
     Write-down of property and equipment.........................                 -                911,215
     Accretion of debt discount...................................            99,270                      -
     Restructuring credit.........................................          (150,000)                     -
     Changes in operating assets and liabilities:
         Accounts receivable......................................        (2,599,137)               731,710
         Prepaid expenses and other current assets................          (185,569)               249,158
         Other assets.............................................                 -               (127,743)
         Accounts payable.........................................           226,499               (860,894)
         Accrued liabilities......................................           170,205                (70,397)
         Deferred revenue.........................................                 -                (23,105)
         Accrued restructuring costs..............................          (505,804)             2,043,673
                                                                         ------------          -------------
             Net cash used in operating activities................        (1,777,737)            (6,092,940)
                                                                         ------------          -------------

Investing activities:
     Acquisitions of businesses, net of cash acquired.............                 -                (30,000)
     Purchase of property and equipment...........................          (306,681)                     -
     Proceeds from sales of property and equipment................                 -                 44,253
     Notes receivable ............................................            13,100                 93,450
                                                                         ------------          -------------
             Net cash provided by (used in) investing activities.           (293,581)               107,703
                                                                         ------------          -------------

Financing activities:
     Issuance of convertible debentures and warrants..............                 -              3,060,000
     Issuance of common stock.....................................         5,909,741                957,403
     Increases (decreases) in capital lease obligations...........          (639,809)               131,437
     Other........................................................           191,523                      -
                                                                         ------------          -------------
             Net cash provided by financing activities............         5,461,455              4,148,840
                                                                         ------------          -------------
Effects of exchange rate changes on cash..........................           (36,808)                     -
                                                                         ------------          -------------

Net increase (decrease) in cash and cash equivalents..............         3,353,329             (1,836,397)
Cash and cash equivalents at the beginning of period..............         1,152,715              3,311,014
                                                                         ------------          -------------
Cash and cash equivalents at the end of period....................       $ 4,506,044           $  1,474,617
                                                                         ============          =============

                            See Accompanying Notes

                     ProsoftTraining.com and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  General

    These consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended April 30, 2000, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2000. The consolidated financial statements included herein are unaudited; however, they contain all adjustments (consisting of normal recurring accruals) which, in the opinion of the Company, are necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the three and nine month periods ended April 30, 2000 and 1999.

2.  Comprehensive income

    The components of comprehensive income (loss) are as follows:

                                             Three months ended April 30,              Nine months ended April 30,
                                             ----------------------------              ---------------------------
                                                 2000          1999                       2000           1999
                                                 ----          ----                       ----           ----
    Net income (loss)                          $513,627    $(5,235,024)                 $594,559    $(11,131,856)
    Other comprehensive income (loss):
         Foreign currency translation
            adjustments                            (401)             -                     1,658               -
                                               --------    ------------                 --------    -------------

    Comprehensive income (loss)                $513,226    $(5,235,024)                 $596,217    $(11,131,856)
                                               ========    ============                 ========    =============

3.  Restructuring

    In the quarter ended April 30, 1999, the Company recorded a $3,723,148 charge for restructure and other unusual items associated with the Company's decision to exit the retail training business. The restructuring charge included $258,621 for the Dallas leased facility. In the first quarter of fiscal 2000, the Company negotiated a lease termination agreement with the Dallas landlord that resulted in a restructuring credit of $150,000 that was included in costs of revenue. With the exception of the $150,000 reversal, all other changes in accrued restructuring costs from July 31, 1999, have been payments.

    Accrued restructuring costs at April 30,2000, represent accrued lease expense on closed facilities, equipment and other termination costs.

    The unsettled amounts may change when final payments are made. The Company anticipates that the remaining restructuring actions will be substantially completed by the end of fiscal 2000.

4.  Supplemental disclosure of cash flow information

                                               2000             1999
                                               ----             ----
     Cash paid in the nine months
         ended April 30 for:
           Interest                           $204,680         $149,050
           Income taxes                              -                -

5.  Earnings Per Share of Common Stock

    Basic earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed on the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued.

    The following table is a reconcilitation of the weighted average common shares used in the computation of basic and diluted EPS for the income statement periods ended April 30, 2000. In the fiscal year 1999, all potential common shares were anti-dilutive.

                                                       April 30,2000
                                           -------------------------------------
                                           Three Months Ended  Nine Months Ended
                                           ------------------  -----------------
Weighted average shares outstanding

    Basic                                        18,729,098           16,311,680

    Assumed exercises of stock options            1,698,901            1,512,591
    Convertible debentures and other              1,191,982            1,899,529
                                                ----------           ----------

    Diluted                                      21,619,981           19,723,800
                                                 ==========           ==========


6.  Convertible debentures

    During the second quarter of fiscal 2000, the Company exercised its right to force conversion of all unconverted debentures of $2,490,000 into the Company's common stock. The debentures were converted into 1,556,250 shares of common stock. As a result of this conversion, the convertible debenture principal and related debt discount have been reclassified to stockholders' equity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements. For the purposes of this Form 10-Q, "we" and "our" refers to the Company.

OVERVIEW

    We are a leading provider of professional Internet skills content, training and certification. We sell and license our courseware, offer instruction services and provide Internet skills certification through our brand, Certified Internet Webmaster, or CIW, to training companies, internal corporate training departments and academic institutions around the world.
Our products allow individuals to develop, upgrade and certify their Internet skills.

    Prior to fiscal 1999, our strategy was to deliver training in vocational and advanced technical subjects directly to students through a nationwide network of training centers. However, the costs associated with this "bricks and mortar" network significantly outpaced our ability to grow our revenue. In fiscal 1999, we closed our training center network and re-focused our efforts on selling our education and certification programs through training centers with whom we have established relationships and directly to companies that wish to provide internal training to employees.
Given this significant shift in strategy in fiscal 1999, our historical financial condition and results of operations prior to fiscal 1999 do not reflect our business as it is currently being conducted and, accordingly, comparisons of results for fiscal 1999 and for the nine month period ending April 30, 2000 to periods prior to fiscal 1999 are not necessarily meaningful.

Revenue.  We derive our revenue primarily from three sources:

    Services Revenue

        Services revenue includes fees received for:

        o training the instructors of our training center providers and of the companies that plan to conduct our courses internally;

        o providing instructors to our training center providers or other companies to teach our courseware; and

        o e-business consulting services where we assist our clients in implementing e-business technologies;

        We recognize services revenue when instruction or consulting services are provided.

    Courseware Revenue

        Courseware revenue includes fees received from the sale of textbooks and licensing of our training materials. We recognize courseware revenue from the sale of textbooks when shipped. We also recognize courseware revenue from courseware licenses, either reproduction licenses or Original Equipment Manufacturer, or OEM, licenses. Under a reproduction license, a customer purchases the right to print a textbook using that customer's own cover page and introduction, while our content remains unchanged. Under an OEM license, we agree to make modifications to a course so that it conforms to standards and appearances required by a third party, who then sells the course under its own brand. Courseware licenses are either purchased on a fee per use basis or for a one-time fee. Revenue is recognized over the period in which we have a commitment for continuing involvement or obligation to provide services to the customer. In some cases, no such commitment exists, and revenue is recognized when courseware is shipped. In other cases, we may be continually involved with the customer for a year or longer, and revenue is recognized on a straight-line basis over this period of involvement.

    Certification Revenue

        Certification revenue includes fees received from the administration of our certification tests and annual fees received from our CIW Authorized Training Partners, or CIW ATPs. We recognize certification revenue when certification tests are administered, and from CIW ATPs over the period during which we have a commitment for continuing involvement or obligation to provide services to the CIW ATP. In some cases, we have no such commitment to provide services, in which case revenue is recognized immediately. In other cases, we may have a commitment to provide marketing and other services for up to one year, in which case the revenues are amortized on a straight-line basis over the service period.

Costs of Revenue.  Our costs of services include the costs associated with:

       - course instructors, instructor management, customer service and fulfillment personnel;

       -  content developers;

       -  travel to teaching venues; and

       -  course material production and distribution.

    We expect that our costs of revenue will increase over time in absolute dollars due to increased hiring, inflation and wage increases resulting from the highly competitive labor market.

Sales and Marketing Expenses.  Our sales and marketing expenses consist of:

       - salaries, commissions and travel-related costs of sales and marketing personnel; and

       - the costs of facilities and information systems to support these activities.

    We expect sales and marketing expenses to increase in absolute dollars as our business increases to support the anticipated growth in our revenue and related to our brand building initiatives.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other related costs for:

       -  administrative, executive and finance employees;

       -  legal and accounting services; and

       -  facilities and information systems to support these activities.

    We expect general and administrative expenses to increase over time in absolute dollars due primarily to increases in administrative staff.

RESULTS OF OPERATIONS

    Comparison of Three Months Ended April 30, 2000 and Three Months Ended April 30, 1999

    Revenue

    Services revenue for the three months ended April 30, 2000, was $3.0 million compared to $1.6 million for the three months ended April 30, 1999, an increase of $1.4 million or 87%. This increase resulted primarily from the new business strategy that we adopted in March 1999. Services revenue for the third quarter of fiscal 2000 consisted primarily of fees from providing instructors.

    Courseware revenue increased to $1.3 million in the three months ended April 30, 2000, compared to $441,000 in the three months ended April 30, 1999, an increase of

$810,000 or 184%. This increase is the result of an increasing customer base in connection with the CIW ATP programs and an increase in the number of our training company providers. As of April 30, 2000, more than 1,700 training centers, schools and e-learning providers had access to CIW preparatory courseware, compared to approximately 750 at April 30, 1999. We also continued to expand the global marketing of our CIW ATP programs, developing new strategic relationships for distribution of our courseware, including expansion of our distribution capabilities in Western Europe in the third fiscal quarter of 2000.

    Certification revenue increased to $915,000 in the three months ended April 30, 2000, compared to $142,000 in the three months ended April 30, 1999, an increase of $774,000 or 545%. We began offering certification testing during the second quarter of fiscal 1999.

    Costs of Revenue

    Costs of revenue for the three months ended April 30, 2000, were $2.9 million compared to $2.0 million for the three months ended April 30, 1999, an increase of $849,000 or 42%.

    Gross margin (gross margin is calculated by subtracting costs of revenue from total revenue) for the quarter ended April 30, 2000, was $2.3 million compared to $173,000 for the quarter ended April 30, 1999, an increase of $2.2 million. The increase in gross margin in the quarter ended April 30, 2000 was primarily due to adoption of the new business strategy in March 1999.

    Sales and Marketing

    Sales and marketing expenses for the three months ended April 30, 2000, were $519,000, compared to $257,000 for the three months ended April 30, 1999, an increase of $262,000 or 102%. Sales and marketing expenses as a percentage of revenue were 10% for the three months ended April 30, 2000, compared to 12% for the three months ended April 30, 1999.

    General and Administrative

    General and administrative expenses for the three months ended April 30, 2000, were $1.3 million, consistent with the three months ended April 30, 1999. General and administrative expenses as a percentage of revenue were 25% for the three months ended April 30, 2000, compared with 58% for the three months ended April 30, 1999.

    Interest Income and Interest Expense

    Interest income increased $29,000 to $45,000 in the three months ended April 30, 2000 from $15,000 in the three months ended April 30, 1999. The increase in interest income is attributable to higher cash balances primarily associated with the private placement of stock in November 1999 and warrant and option exercises during the period.

    Interest expense decreased $155,000 to $31,000 in the three months ended April 30, 2000 from $186,000 in the three months ended April 30, 1999. The decrease in interest expense is primarily attibutable to the conversion of the debentures in January 2000.

    Comparison of Nine Months Ended April 30, 2000 and Nine Months Ended April 30, 1999

    Revenue

    Services revenue for the nine months ended April 30, 2000, was $7.8 million compared to $4.5 million in the nine months ended April 30, 1999, an increase of $3.3 million or 74%. Services revenue for the first nine months of fiscal 2000 consisted primarily of fees from providing instructors.

    Courseware revenue increased to $3.5 million in the nine months ended April 31, 2000, compared to $1.0 million in the nine months ended April 30, 1999, an increase of $2.5 million or 242%. This increase is the result of an increasing customer base in connection with the CIW ATP programs and strategic partner distribution relationships.

    Certification revenue increased to $1.7 million in the nine months ended April 30, 2000, compared to $212,000 in the nine months ended April 30, 1999, an increase of $1.5 million or 694%. We began offering the certification testing during the second quarter of fiscal 1999.

    Costs of Revenue

    Costs of revenue for the nine months ended April 30, 2000, were $7.4 million compared to $7.2 million for the nine months ended April 30, 1999, an increase of $200,000 or 3%.

    Gross margin for the nine months ended April 30, 2000 was $5.5 million compared to a loss of $1.5 million for the nine months ended April 30, 1999, an increase of $7.0 million. The increase in gross margin in the nine months ended April 30, 2000 was due to higher sales volume and the absence of classroom equipment and facilities cost, a result of the new business strategy adopted in March 1999.

    Sales and Marketing

    Sales and marketing expenses for the nine months ended April 30, 2000, were $1.2 million compared to $1.3 million for the nine months ended April 30, 1999, a decrease of $143,000 or 11%. Sales and marketing expenses as a percentage of revenue were 9% for the nine months ended April 30, 2000, compared to 23% for the nine months ended April 30, 1999.


    General and Administrative

    General and administrative expenses for the nine months ended April 30, 2000, were $3.4 million, compared to $4.4 million for the nine months ended April 30, 1999, a decrease of $1.0 million or 22%. This decrease is primarily due to savings from head count reductions and other cost control initiatives associated with the new business strategy. General and administrative expenses as a percentage of revenue were 26% for the nine months ended April 30, 2000, down 51 percentage points compared with 77% for the nine months ended April 30, 1999.

    Interest Income and Interest Expense

    Interest income increased $8,000 to $78,000 in the nine months ended April 30, 2000 from $70,000 in the nine months ended April 30,1999. The increase in interest income is attributable to higher cash balances primarily associated with the private placement of stock in November 1999 and warrant and option exercises in fiscal year 2000.

    Interest expense increased $97,000 to $384,000 in the nine months ended April 30, 2000 from $286,000 the nine months ended April 30, 1999. The increase in interest expense is primarily attibutable to higher debt levels associated with the convertible debentures and capital lease obligations for the nine months ended April 30, 2000 compared with the same period in 1999.

    LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations and capital expenditure requirements primarily through private placements of common stock, the sale of convertible debentures and, to a lesser extent, from cash generated from operations.

    Cash and cash equivalents increased from $1.2 million at July 31, 1999, to $4.5 million at April 30, 2000. This increase was primarily from the private placement of stock in November 1999 and warrant and option exercises throughout the period, with aggregate net proceeds of $5.8 million, offset by operating cash outflow of $1.7 million and payments on capital lease obligations of $640,000. Cash used in operations for the period consisted primarily of an increase in accounts receivable and a reduction in accrued restructure costs offset by depreciation and amortization. The increase in accounts receivable was related to increasing sales volume and slightly slower collections.

    Cash used in operations for the nine months ended April 30, 2000, was $1.7 million compared to $6.1 million for the nine months ended April 30, 1999, a decrease of $4.4 million. This decrease was primarily the result of increased revenues and reductions in costs as a result of operating efficiencies.

    In November 1998, we entered into an Accounts Receivable Line of Credit agreement with a bank whereby up to 80% of the accounts receivable can be advanced, up to $3.5 million. We have had no borrowings under this line of credit.

    We expect that cash on hand and funds from operations will be sufficient to meet reasonably foreseeable minimum working capital, capital expenditure and capital lease requirements for the next 12 months. There is no assurance that assumed levels of revenues and expenses will prove to be accurate. We may seek additional funding through public or private financing or other arrangements prior to such time. If funding is insufficient at any time in the future, we may be unable to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on our business, operating results and financial condition.

YEAR 2000 ISSUE RISKS

    Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish pre-2000 from post-2000 dates due to the two-digit date fields used by many systems. Most indications to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. We have not experienced any Year 2000 problems. Computer experts have warned, however, that there may still be residual consequences of the change in dates. Any of these residual difficulties could affect our financial position or results of operations through decreases in sales of our products or services, increases in costs due to allocation of resources to address year 2000 problems, or litigation costs relating to losses suffered by our customers due to Year 2000 problems. As of April 30, 2000, costs incurred by us in connection with Year 2000 compliance were less than $3,000.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS OR THE COMPANY

    The discussions in this Form 10-Q concerning future financing needs, changes in business strategy, future profitability, and factors affecting liquidity contain forward-looking statements. Although we believe that these statements are reasonable in view of the facts available to us, no assurance can be given that all of these statements will prove to be accurate.
Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere herein.

POSSIBILITY OF CONTINUING LOSSES

    We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results.
We have incurred net losses of approximately $51 million from our inception on December 5, 1995, through April 30, 2000. For the nine months ended April 30, 2000, we reported net income of $595,000. Our ability to continue to generate revenue growth in the future is subject to uncertainty. In order to maintain profitability, we must continue to increase our revenues. We cannot assure you that we will be able to continue to increase revenues or achieve profitability.

UNCERTAINTY OF FUTURE CAPITAL REQUIREMENTS

    Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $50 million from private placements and incurred losses of approximately $51 million since our inception through April 30, 2000. We experienced revenue growth in the last five consecutive quarters as a result of the implementation of the new business strategy. This shift in our business strategy has resulted in a reduction in overhead expenses and if we continue to invest in our products and brands at current levels and revenues continue to grow as in the last five quarters, we expect to maintain profitability for the balance of fiscal 2000. We currently expect that cash on hand and funds from operations will be sufficient to meet our minimum foreseeable working capital, capital expenditure and capital lease requirements for the next 12 months. However, if we do not maintain profitability and generate positive cash flow as anticipated, our ability to continue as a going concern will be jeopardized unless additional outside financing can be obtained.

UNCERTAINTY OF FUTURE FUNDING

    If we do not maintain profitability and generate positive cash flow as anticipated, we may need additional outside financing. Even if we do maintain profitability and positive cash flow, we may need outside financing to fund further growth of our business. We do not know at this time when we may need additional funds, and we cannot be certain that if we do need additional funds in the future we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds when necessary, we may have to reduce planned expenditures, scale back our operations or growth, or enter into financing arrangements on terms which we would not otherwise accept.

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

VOLATILITY OF STOCK PRICE

    Our Common Stock has experienced substantial price volatility and such volatility may continue to occur in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as the following may have a significant effect on the market price of our Common Stock:

    *  fluctuations in our operating results
    * the perception by others of our ability to obtain any necessary new financing
    *  limited trading market for our Common Stock
    * announcements of new ventures or products and services by us or our competitors


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

    10.1 Employment Agreement dated February 1, 2000 between the Company and David I. Perl.

    10.2 Employment Agreement dated February 1, 2000 between the Company and Jerrell M. Baird.

    Financial Data Schedule

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended April 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ProsoftTraining.com
Dated:   June [10], 2000
                                             /s/        JERRELL M. BAIRD
                                             ---------------------------------
                                             Jerrell M. Baird
                                             Chief Executive Officer
                                             and Chairman of the Board
                                             (Duly Authorized Officer)

Dated:   June [10], 2000
                                             /s/      WILLIAM J. WERONICK
                                             ---------------------------------
                                             William J. Weronick
                                             Vice President, Finance
                                             (Principal Financial Officer)