Form 10-K405
period 2000-07-31
PROSOFTTRAINING COM
filed 2000-10-25
CIK 1018693

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

   For the fiscal year ended: July 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from ______________  to _______________.

                       Commission File Number 000-21535

                               ----------------

                              ProsoftTraining.com
            (Exact name of Registrant as specified in its charter)

                NEVADA                               87-0448639
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

               3001 Bee Caves Road, Suite 300, Austin, TX 78746
              (Address of principal executive offices) (Zip Code)

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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Registrant's commmon stock held by non-affiliates of the Registrant as of September 29, 2000, was $296,181,647 based on the number of shares outstanding on such date and the last sale price for the common stock on such date of $14.25 per share as reported on the NASDAQ-- National Market System.

   Part III is incorporated by reference from the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2000.

   The number of shares of Common Stock issued and outstanding as of September 29, 2000: 22,706,187.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              PROSOFTTRAINING.COM

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                           Page
                                                                           ----

                                     PART I

 Item 1.  Business......................................................     1
          Overview......................................................     1
          The Prosoft Solution..........................................     2
          The Prosoft Strategy..........................................     3
          ComputerPREP Acquisition......................................     4
          Customers.....................................................     5
          Products......................................................     5
          Sources of Revenue............................................     6
          Sales, Marketing and Customer Support.........................     7
          Competition...................................................     7
          Seasonality...................................................     8
          Trademarks and Copyrights.....................................     8
          Employees.....................................................     8
          Regulations...................................................     8
 Item 2.  Properties....................................................     8
 Item 3.  Legal Proceedings.............................................     9
 Item 4.  Submission of Matters to Vote of Security Holders.............     9

                                    PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................    10
 Item 6.  Selected Financial Data.......................................    10
          Management's Discussion & Analysis of Financial Condition &
 Item 7.  Results of Operations.........................................    11
 Item 8.  Financial Statements and Supplementary Data...................    17
          Changes in and Disagreements with Accountants on Accounting &
 Item 9.  Financial Disclosure..........................................    30

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    31
 Item 11. Executive Compensation........................................    31
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    31
 Item 13. Certain Relationships and Related Transactions................    31

                                    PART IV

          Exhibits and Financial Statement Schedules and Reports on Form
 Item 14. 8-K...........................................................    32
          Signatures....................................................    33
          Exhibit Index.................................................    35

ITEM 1. BUSINESS

   This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed throughout this document.

Organization History

   ProsoftTraining.com is incorporated under the laws of the State of Nevada. From its incorporation in May 1985 until March 1996, the Company had no significant operations. Beginning in February 1995, the Company's business was operated as a sole proprietorship (the "Proprietorship"). In December 1995, Pro-Soft Development Corp., a California corporation ("Old ProSoft"), was incorporated and acquired the business from the Proprietorship effective January 1, 1996. In March 1996, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Old ProSoft and the Old ProSoft shareholders. Under the terms of the Reorganization Agreement, Old ProSoft shareholders received one share of Common Stock of the Company in exchange for each of their shares of Old ProSoft, and Old ProSoft became a wholly owned subsidiary of the Company (the "Reorganization"). As part of the Reorganization, all the executive officers and directors of the Company resigned and the executive officers and directors of Old ProSoft became the executive officers and directors of the Company and the Company changed its name from Tel-Fed, Inc. to ProSoft Development, Inc. The Company changed its name to Prosoft I-Net Solutions, Inc. in October 1996 and in December 1998 changed its name to ProsoftTraining.com.

Overview

   ProsoftTraining.com (the "Company" or "Prosoft" or "we" or "our") is a leading provider of information technology (IT) skills content, training and certification. We sell and license our courseware, instruction services and Internet skills certification, Certified Internet Webmaster (CIW), to training companies, internal corporate training departments and academic institutions around the world. Our products allow individuals to develop, upgrade and certify their IT skills.

   Our courses, the majority of which are vendor-neutral, primarily support job-role certifications for the Internet, Java, Linux, e-commerce, technical support, and convergence technology. We believe vendor-neutrality is important as the IT environment, as a result of the Internet and other open technologies, is now composed of multiple hardware and software platforms with which IT professionals must be familiar in order to do their jobs.

   In order to provide our customers with a single source for high-quality IT courseware, we also provide courses that support certifications for Microsoft, Cisco, and Oracle. Our ability to deliver and continuously update courseware of the highest quality over a variety of media has allowed us to establish distribution relationships with both traditional classroom training providers and emerging e-learning organizations. Training providers such as IBM, New Horizons, Productivity Point International, ExecuTrain, CompUSA, SmartForce, NETg and DigitalThink distribute courses using our content. We have relationships with training organizations that represent more than 1,700 learning centers in 48 countries.

   We believe that our CIW certification is accepted worldwide as a standard for vendor-neutral Internet certification. CIW certification is endorsed by several independent Internet professional trade organizations, including the International Webmasters Association and the Association of Internet Professionals. CIW certification validates an individual's Internet skills competency in one of three master job roles: Designer, Administrator, and Enterprise Developer. During fiscal 2000, we licensed our courseware or provided services leading to CIW certification to IBM, Hewlett-Packard, Intel, SmartForce, Arthur Andersen and Compuware, among others.

   Prior to fiscal year 1999, the Company's main objective was to provide Internet skills education directly to students through our own learning centers. During fiscal year 1999, we changed our business model from retail training to providing programs and courseware to the training and education industry.

   In July 2000, we acquired ComputerPREP, Inc. from Drake Personnel (New Zealand) Limited, a wholly owned subsidiary of Drake International. ComputerPREP is a leading developer and marketer of technology training courseware. ComputerPREP markets more than 300 courseware titles, including courses covering A+ certification, Microsoft applications and operating systems, Cisco products, Linux operating systems, Oracle, and CIW certification. ComputerPREP has a small content development staff, but the majority of ComputerPREP's revenue is derived from the sale of courseware, which it licenses from third-party content providers and markets under the ComputerPREP brand name.

The Prosoft Solution

   We believe our strengths uniquely position us to play a key enabling role in fulfilling the worldwide need for trained IT personnel. We are also well positioned to provide key content to the rapidly emerging e-learning industry. Our education solutions offer the following advantages:

   High-Quality, Extensive, Proprietary Internet Courseware Library. We believe that our library of Internet skills courses is the largest in the world. The majority of our Internet courses are organized into job-role certification tracks and are vendor-neutral. Before the acquisition of ComputerPREP, our course content consisted of approximately 56 courses, comprising more than 860 hours of Internet-related material, which we packaged into more than 450 unique titles.

   Vendor-Neutral Courseware. We believe vendor-neutrality is important, because the IT environment, as a result of the Internet and other open technologies, is now comprised of multiple hardware and software platforms with which IT professionals must be familiar in order to do their jobs. Therefore, the majority of our course content incorporates both core IT skills as well as specific training related to multiple hardware and software platforms and products.

   Industry Recognized Certification. We believe that our CIW certification is accepted worldwide as a standard for vendor-neutral Internet certification. With acceptance from many leading training and e-learning companies and the endorsements of the International Webmasters Association and the Association of Internet Professionals, CIW has emerged as an important way for existing and aspiring Internet professionals to demonstrate their competency to employers. Our CIW courses are also accredited by the American Council on Education as part of its college credit recommendation service. During fiscal 2000, we licensed our courseware or provided services leading to CIW certification to IBM, Hewlett-Packard, Intel, SmartForce, Arthur Andersen, and Compuware, among others.

   Distribution Partners with Significant Presence. Training providers such as IBM, New Horizons, Productivity Point International, ExecuTrain, CompUSA, SmartForce, NETg, Click2Learn and DigitalThink distribute courses using our content. We have relationships with training organizations representing more than 1,700 learning centers in 48 countries. Because many of our customers are still in the early stages of implementing the CIW program, we believe that we can significantly increase penetration through increased sales and marketing efforts. Previous successful certifications have taken three to four years to reach full penetration of this channel.

   Multiple Content Delivery Formats. Our content is available in multiple delivery formats and we believe that this feature provides a distinct advantage in attracting and maintaining customers. Our courseware is available through traditional classroom settings offered by our CIW Authorized Training Providers (CIW ATP) as well as through customized courseware, CD-ROM, Web-based training and distance learning. Our ability to develop, maintain and deliver courseware efficiently over a variety of media allows us to establish effective distribution relationships with a variety of e-learning organizations, including SmartForce, Click2Learn and NETg.

The Prosoft Strategy

   Our objective is to be the leading provider of vendor-neutral IT skills training, content and certification in the world. Key elements of our strategy are to:

   Provide Superior Content. We intend to continually update our courses, introduce new courses and leverage our courses across multiple customers and industries. We continually monitor developments and changes in the IT industry in general, as well as the specific needs of our customers. We update our courses three times each year to reflect evolving technologies. We have added courses for Linux certification and for CompTIA's Network+ and i-Net+ certifications in response to customer demand for these products. In many instances, we will modify content developed for existing customers to provide similar courses to customers in different industries. This approach allows us to generate additional revenue opportunities while leveraging previous course development efforts.

   Establish CIW Certification as the Industry Standard. We intend to establish CIW as the industry-leading certification program for Internet professionals, through our strategic alliances and marketing efforts. CIW has the endorsement of the Association of Internet Professionals and the International Webmasters Association. By maintaining these endorsements and seeking the endorsement of leading hardware, software and e-business service providers, we believe that we can enhance customer awareness and confidence in our certification and training solutions.

   We believe better consumer recognition will result in broader acceptance of our certification standard and training solutions. In September 2000, we announced the issuance of the 10,000th CIW certificate, a milestone reached by only a small number of IT certification programs. We continue to pursue an aggressive brand development strategy for our CIW certification standard through targeted advertising, promotion and press campaigns. We believe the further development of our brand will give us a competitive advantage in the Internet certification and training market.

   Leverage the Sales Forces of our Training Providers. To participate in the CIW program, training providers become CIW Authorized Training Providers by agreeing to use official CIW courseware and CIW Certified instructors. We intend to leverage our CIW ATP channel by providing training and tools to sell more of our products and services. The majority of our CIW ATPs have joined the program only in the last year and we believe there is substantial opportunity to leverage our partners' efforts devoted to selling CIW. Experience indicates it takes approximately six months for an CIW ATP to begin teaching courses after it enters the program.

   Target New Markets by Adding New Distribution Channels. We intend to target new markets in which we believe we can offer customized solutions addressing significant needs for IT skills training and certification. For example, universities, junior and community colleges, and vocational/technical schools in the United States have recently purchased our course materials. We believe these institutions represent a potentially lucrative addition to our customer base.

   Expand our International Presence. As the rate of Internet adoption accelerates outside of the United States, we believe that significant international market demand exists for our Internet skills training and certification, especially in Europe and Asia. To that end, we have begun delivering solutions in strategically targeted international locations, using courseware and instructor support in English. We plan to expand our reach into both Europe and Asia by developing direct and indirect sales channels and curriculum support capabilities in these regions, translating and localizing our CIW certification exams and our courseware into other languages and by pursuing strategic acquisitions of companies with international capabilities or content.

   Pursue Strategic Acquisitions. We have pursued and completed strategic acquisitions to facilitate the growth of our business, such as our acquisitions of ComputerPREP, Internet Certification Institute International, The Chapel Hill Group--Technology Consultants, Inc., and Net Guru Technologies. We intend to continue to pursue strategic acquisitions, both in the United States and internationally, that provide access to complementary products and services, including companies with vendor-neutral content expertise and companies that can expand domestic or international distribution channels for our Internet skills training, content and certification.

ComputerPREP Acquisition

   The acquisition of ComputerPREP in July 2000, provided us with a number of benefits that strengthened and complemented our strategy. Key strategic benefits from the acquisition include:

   Expansion of Sales Force. We needed to expand our sales force to continue the growth of our business at a rapid pace. ComputerPREP had a sales force of 35 people which included 25 field sales representatives who called directly on customers and 10 call center salespeople who managed both incoming and outgoing call activity. Our sales force was composed of 13 people. ComputerPREP's sales force was experienced in selling technology training courseware and was already familiar with the CIW curriculum as it had been selling CIW courseware under license from us since December 1998. Integration of the two sales forces allows us to achieve the sales force expansion we required in a much shorter time frame than we had previously anticipated.

   Complementary Content. ComputerPREP offered courseware that complemented Prosoft's existing suite of products and services. Of particular strategic interest to us was ComputerPREP's courseware covering A+ certification training and Linux training, both of which fit well with our strategic focus on vendor-neutral technology training. A+ is a certification related to proficiency in computer hardware and operating systems. As of March 2000, there were over 180,000 A+ certified technicians worldwide. We had identified both A+ and Linux as attractive areas for future content development and over the last year had begun developing Linux content and incorporating it into our CIW courseware. Although ComputerPREP's A+ and Linux courseware are based on content which is licensed from a third-party content provider, the courses are marketed under the ComputerPREP brand name. Other complementary content includes ComputerPREP's Microsoft Windows and Office applications training courseware, most of which is based on proprietary content that is owned by ComputerPREP.

   Sales and Marketing Infrastructure and Processes. The acquisition of ComputerPREP enhanced the development of our sales and marketing efforts beyond the previously discussed significant expansion of our sales force. ComputerPREP had developed an impressive sales and marketing infrastructure which we will leverage for our future growth. ComputerPREP had invested in advanced sales force automation tools and had developed an infrastructure and processes that provided a more effective means for managing and executing the sales process, from the identification of potential customers to the gathering, storing and analyzing of customer information to the filling and tracking of customer orders and providing customer support. ComputerPREP also had a sophisticated call center that served both a customer support function and a sales call center function. William ("Lanny") Tucker, our Senior Vice President, Sales, joined Prosoft in January 2000 from ComputerPREP, where he had been a Senior Vice President since 1996 and where he was instrumental in building its sales and marketing infrastructure. Mr. Tucker's familiarity with ComputerPREP helped to facilitate the integration of our companies.

   Expansion of Customer Base and Distribution Channels. ComputerPREP had an existing and well-established customer base in three distribution channels: (i) the learning center market; (ii) the educational institution market; and (iii) the corporate training market. Our sales efforts historically have been focused primarily on the learning center market, although we recently began to expand the distribution of our products into the educational marketplace. ComputerPREP had more than 5,000 active customers and a database of more than 10,000 past customers. The integration of ComputerPREP's customer base will provide the opportunity for cross-selling of additional content and services and the opportunity to further position CIW certification as the industry-leading certification program for Internet professionals.

   Incremental Revenue Opportunities. We believe there is opportunity to generate incremental revenues over and above ComputerPREP's existing revenues and projected growth on a stand-alone basis. First, there is an opportunity to enhance revenue by refocusing the sales team. We reduced the number of courseware titles

(ComputerPREP had previously offered more than 1,000 SKUs), established incentives for the sales force to sell the more profitable titles and aligned the sales force along vertical distribution channels (i.e., learning center, educational institutions and corporate training markets). ComputerPREP's sales force had been distracted from courseware sales by an effort to promote ComputerPREP's distance learning technology platform, which business was discontinued upon completion of the acquisition. Second, there is significant opportunity for cross-selling of content and services to current ComputerPREP and Prosoft customers (e.g., selling CIW courseware to a customer who is currently purchasing A+ or vice versa). Finally, there is an opportunity for revenue enhancement through incremental sales to ComputerPREP's previous parent, Drake International.

   Relationship with Drake International. Drake International ("Drake") is a privately owned holding company which owns multiple businesses, primarily focused on providing human resources services. Drake has an estimated 95,000 employees worldwide, and has a tremendous need for employee training and assessment in the area of technology. As a result of the acquisition, Drake, through one of its subsidiaries, owns a significant number of shares of our common stock and warrants to purchase additional shares of our common stock. Drake can earn additional incentive warrants based on incremental sales to Drake subsidiaries. Drake is committed to employee training and certification and has a successful history in the industry. Drake previously founded Drake Prometric, a company that administers certification exams, which was sold to Sylvan Learning Systems and became Sylvan Prometric, and was subsequently sold to Thomson Corporation and is now known as Prometric.

Customers

   We target learning centers, e-learning companies, internal corporate training departments and academic institutions both domestically and internationally. Our primary source of revenue is fees received from learning centers who offer our training and certification programs throughout the world. Historically, a significant percentage of our revenue has been derived from IBM-affiliated entities. In fiscal 2000, IBM affiliates represented 22.9% of our revenue. No other customer or group accounted for more than 10% of our revenue in fiscal 2000. We expect that revenue from corporations such as IBM will decrease as a percentage of our revenue as we increase sales through our CIW ATPs and customers acquired through the ComputerPREP acquisition.

Products

   We market and develop IT skills training and Internet certification programs, which consist of courseware and tests, and we train instructors to teach the CIW program. We make our programs available in a variety of ways:

  . We partner with training providers that offer our programs to their customers at their learning centers. These learning centers use our instructors or their own instructors who have been trained to teach our programs. For our CIW offerings, learning centers typically pay an annual fee to be a CIW ATP. Learning centers may also purchase course materials and instruction services.

  . We sell our courseware to corporations that conduct internal training programs. These corporations either use our instructors or their own employees who have been trained to teach our programs. These corporations pay us to use our instructors or to train their employees as instructors, and purchase courseware from us for their employees in conjunction with internal training.

  . We license the content of our courseware to corporations and academic institutions that distribute our courseware under either a reproduction license or an OEM license. These corporations and academic institutions pay us license fees for the use of our courseware content.

  . We partner with e-learning providers that offer our programs over the Internet to their customers. In a typical relationship we receive a royalty on sales of the e-learning provided. Royalties range from 5% to 50% depending on the amount of investment made by the e-learning company and on which entity actually sells the end product. In most cases we will negotiate for the right to resell the e-learning product that results from our content through the CIW ATP channel.

  . We provide a Web-based synchronous e-learning product, CIW2Go, to our CIW
    ATPs. We currently offer CIW Foundations, CIW Site Designer, CIW e-Commerce Designer and Master CIW Designer via CIW2Go. Students are enrolled by our CIW ATPs. Using our CIW Master Designer course as an example, the students attend 32 synchronous class sessions each lasting 45 minutes via the Internet and conference call. Between sessions the students complete homework assignments, participate in "class chats" and receive mentoring from the instructor. List price for the online course is $3,825. CIW2Go is sold exclusively by the CIW ATP channel and has been gaining in popularity as a high-quality alternative to classroom training.

   Service Products. We have a pool of instructors, consisting of employees and third-party contractors, that we provide to the training industry and to corporations to teach our courses and conduct consulting. During fiscal 2000, 53% of our revenue was derived from these services. As of September 30, 2000, we had 45 instructors on staff in the United States and Ireland; we also had additional instructors available on a contract basis. Instructors usually specialize in two or three of our CIW certification tracks.

   Courseware Products. We believe that our general library of IT skills courses, and specifically our proprietary library of Internet skills courses, is one of the largest in the world. Our courses are organized into job-role certification tracks and are vendor-neutral. As of September 2000, our course content consists of 866 unique titles. Our courses are grouped in job-role certification tracks.

   Certification Products. In January 1998, we acquired Net Guru Technologies, Inc. and its Certified Internet Webmaster program (CIW). The CIW program is built around critical Internet job functions. In the early days of the Internet, a single individual usually had responsibility for Web site development and administration. Because these early Web experts knew something about most aspects of the Internet, they acquired the title "Webmaster." The Internet and its networks, servers and applications have now grown so complex that no one person can easily provide expertise in all areas. Instead, distinct Internet job roles have emerged. In the last year, some of these job roles have been designated by the Association of Internet Professionals Certification Accreditation Council, an industry group composed of industry leaders, including Novell, Microsoft and IBM.

   Our CIW certification tests cover Internet job roles and are administered through leading testing services Prometric and Virtual University Enterprises
(VUE). Prometric has 5,200 testing affiliates worldwide and VUE has more than 2,000. These are the same testing services used by other leading certification providers such as Microsoft, Cisco and Novell.

   A development that parallels the growth of certification for Internet professionals is the authorization of learning centers and e-learning companies as providers of a particular curriculum. We have created a network of companies, each with a number of authorized learning centers, known as CIW Authorized Training Providers, or CIW ATPs. CIW ATPs agree to use only official courseware provided by us, teach courses using only CIW certified instructors and advertise courses using our official CIW trademark and logo. CIW ATPs typically pay an initial fee of $3,000 to $6,000 to become a CIW ATP, and pay an annual renewal fee of $3,000. These fees are sometimes waived for academic institutions.

Sources of Revenue

   We derive our revenue primarily from three sources: services, courseware and certification.

   Services Revenue. Services revenue includes fees received for training the instructors of our learning center providers and of companies that plan to conduct our courses internally. It also includes fees received for providing instructors to our CIW ATPs or other companies to teach our courseware. Finally, services revenue includes fees received for e-business consulting services in which we assist our clients in implementing e-business solutions. Instructors are charged on a per day basis and consulting is charged on a time and materials basis. We recognize services revenue when instruction or consulting services are provided.

   Courseware Revenue. Courseware revenue includes fees received from the sale of course books and licensing of our training materials. We recognize courseware revenue from the sale of course books when shipped. We also recognize courseware revenue from courseware licenses, either reproduction licenses or Original Equipment Manufacturer (OEM) licenses. Under a reproduction license, a customer purchases the right to print a textbook using that customer's own cover page and introduction, while our content remains unchanged. Under an OEM license, we agree to make modifications to a course so that it conforms to standards and appearances required by a third party, who then sells the course under its own brand. Courseware licenses are either purchased on a fee-per-use basis or for a one-time fee. Revenue is recognized over the period in which we have a commitment for continuing involvement or obligation to provide services to the customer. In some cases, no such commitment exists, and revenue is recognized when courseware is shipped.

   Certification Revenue. Certification revenue includes fees received from the administration of our certification tests and annual fees received from CIW ATPs. We recognize certification revenue when certification tests are administered, and from CIW ATPs over the period during which we have a commitment for continuing involvement or obligation to provide services to the CIW ATP.

Sales, Marketing and Customer Support

   We sell and market our courses to students mainly through a channel of learning centers and academic institutions. As of September 30, 2000, we had 67 people directly involved in sales, marketing and customer support in the United States and Ireland. Our customer courseware fulfillment organization in Phoenix, Arizona reviews courseware orders for accuracy. Our service fulfillment organization in Austin, Texas performs a similar function for service orders. This service and support group assists the sales organization by entering orders for courseware or instructors into our computer system, then contacting the customer to make sure arrangements are satisfactory and to obtain feedback from the customer after delivery of the courseware. Because many customers need to make last-minute adjustments or wait to order courseware until a few days before a class starts, our quick response is a competitive advantage.

Competition

   Each area of our business is highly competitive, and there currently are only minor economic barriers to prevent entry into any of them. We not only face competition from many other companies offering training and certification services and products, but we also compete with the internal training, marketing and publishing units of large corporations. Some of our competitors have access to greater resources and capital than is currently available to us. The trade association CompTIA has introduced i-Net+ certification, which competes with our CIW Associate certification. This competing certification may adversely affect our certification revenue. Individuals who have i-Net+ certification may receive the CIW Associate certification by providing contact information and proof of i-Net+ certification. We believe this arrangement will encourage those individuals to take further CIW courses and earn CIW Professional and Master certifications, which could mitigate the possible adverse effect of this competing certification. We also supply i-Net+ courseware to our customers because CompTIA does not offer courseware for its certification. Trade associations such as Association of Web Professionals and World Organization of Webmasters also have either released or announced plans to offer Internet certifications. Two companies, Novell and iGeneration, currently offer certification and courseware that compete with ours. Many members of our channel already belong to the Novell education channel. Both of these companies, if successful, could represent a significant competitive challenge to our courseware and certification and require us to spend more money than planned on sales, marketing and course development to successfully compete with them. With the acquisition of ComputerPREP, we now also compete in general IT skills courseware with Element K, Thomson Learning and Pearson LLC, each of which has one or more subsidiaries that sells courseware.

Seasonality

   Our revenue and income can vary from quarter to quarter due to seasonal and other factors. We experience greater revenue in the second half of our fiscal year (February through July) than in the first half of our fiscal year (August through January). In the European market August is usually a poor month because many workers take their summer holiday at that time. In the United States the period from Thanksgiving to New Year's tends to be slow for the training industry. Other seasonality is due to customers' spending patterns and corporate training budgets.

Trademarks and Copyrights

   Copyright laws protect most of our courseware. We have also filed for trademark and service mark registration for certain of our products, tag lines and feature names. We will continue to seek copyright registration on newly developed courseware products and on software products.

Employees

   As of September 30, 2000, we employed a total of 190 associates in the United States and in Europe, 75 of whom joined the Company as a result of the ComputerPREP acquisition in July 2000. Of these associates, 45 are instructors, 24 are in courseware development and 67 are in sales, marketing and customer support. We also use the services of outside contract instructors to teach some of our curriculum. None of our associates is represented by a labor organization. We consider our relations with our associates and outside contract instructors to be satisfactory.

Regulations

   All the jurisdictions in which we operate regulate and license certain kinds of vocational, trade, technical or other post-secondary education. We believe that employer-funded or reimbursed information technology training is exempt from such requirements in most of the United States. To the extent that we want to participate in programs funded by government entities, we will apply for licensing in the regulatory jurisdiction. If we were found to be in violation of a state's licensing or other regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties. We are also subject to federal, state and local regulations concerning the environment, occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material impact on our business or our financial results.

ITEM 2. PROPERTIES

   As of September 30, 2000, the Company had entered into leases for commercial space in the following locations:

                                                   Square  Monthly     Rent
  Location                                         Footage  Cost    Expiration
  ----------                                       ------- ------- -------------
Santa Ana, CA.....................................  7,640  $10,021     July 2002
Phoenix, AZ....................................... 22,285  $32,707    April 2001
Austin, TX........................................ 18,280  $34,473 December 2006
Vienna, VA........................................  3,497  $ 5,943 November 2001
Chapel Hill, NC...................................  3,853  $ 6,142    April 2002
Limerick, Ireland.................................  4,200  $ 3,850    April 2005

   The Austin, Texas location is our headquarters which provides a location for executive offices, administrative, marketing, and instructor services. There are two classrooms in Austin. The Phoenix, Arizona location serves sales, courseware publishing, and customer service purposes. The facility in Santa Ana, California serves our courseware development activities. The Vienna, Virginia location is currently being subleased to a third party for purposes unrelated to our business. The Chapel Hill, North Carolina location provides for courseware development and consulting purposes. There are two classrooms in Chapel Hill. The Limerick facility serves sales and customer service purposes. There is one classroom in Limerick.

ITEM 3. LEGAL PROCEEDINGS

   On April 22, 1998, we were sued by Frank J. DiSanto in state court in Jackson County, Michigan. Mr. DiSanto's original complaint alleged misrepresentation in connection with a confidential offering memorandum, pursuant to which Mr. DiSanto purchased $600,000 of our common stock. Mr. DiSanto sought rescission of the stock purchase, interest, attorneys' fees and other unspecified damages. We filed an answer and affirmative defenses denying liability. The plaintiff has had the opportunity to amend the complaint four times. The court has struck all claims for damages except the claim that Prosoft failed to use its best efforts under the terms of a registration rights agreement to which plaintiff was a party. The case went to court ordered non-binding mediation. The mediation panel ruled that the plaintiff had no basis for damages, and recommended that the plaintiff be ordered to pay costs to Prosoft in the amount of $20,000. The plaintiff rejected the mediation panel ruling. Subsequent to mediation, the court denied a summary judgment motion filed by Prosoft. Prosoft has filed a motion for reconsideration. If the motion is again denied, a trial is scheduled for April 2001.

   The Free Methodist Foundation and other parties related to Mr. DiSanto filed an identical complaint to Mr. DiSanto's amended complaint on March 11, 1999 in state court in Jackson County, Michigan. The lawsuit was removed to the U.S. District Court for the Eastern District of Michigan. In September 2000, the federal court found that there was no basis for the plaintiffs to seek damages, and entered summary judgment in favor of Prosoft for all claims. The plaintiffs filed a motion for reconsideration which was rejected by the court in October 2000.

   From time to time, we may also be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any other material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Company's common stock currently trades on the NASDAQ National Market, under the trading symbol of "POSO". Before August 14, 2000, the Company's common stock traded on the NASDAQ SmallCap Market. The following table sets forth for each quarter during fiscal years 2000 and 1999 the high and low bid quotations for the Common Stock as reported by NASDAQ.

           Quarter                                                 Low    High
           ------------------                                     ------ ------
May 1, 2000--July 31, 2000....................................... $10.19 $25.00
February 1, 2000--April 30, 2000................................. $ 8.88 $29.88
November 1, 1999--January 31, 2000............................... $ 2.81 $12.94
August 1, 1999--October 31, 1999................................. $ 2.13 $ 4.38
May 1, 1999--July 31, 1999....................................... $ 2.06 $ 3.88
February 1, 1999--April 30, 1999................................. $ 2.25 $ 4.75
November 1, 1998--January 31, 1999............................... $ 1.25 $ 5.00
August 1, 1998--October 31, 1998................................. $ 1.00 $ 5.38

   On October 6, 2000, the Company had approximately 4,000 stockholders of record.

   To date, no dividends have been declared or paid on any capital stock of the Company, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto and other information contained elsewhere in this report.

                                                                                               Proprietorship
                                                                                              February 1, 1995
                                        Year Ended July 31,                     December 6,  (date of inception)
                         ----------------------------------------------------     1995 to     to December 31,
                            2000         1999          1998          1997      July 31, 1996        1995
                         ----------- ------------  ------------  ------------  ------------- ------------------
Consolidated Statement
 of Operations Data:
Revenue................. $19,571,807 $  8,716,016  $  8,836,685  $  3,483,140   $   907,772      $   77,477
Income (loss) from
 operations.............   1,427,317  (11,201,287)  (16,771,296)  (20,852,696)   (3,006,162)      (584, 200)
Net income (loss).......   1,630,824  (11,606,935)  (16,525,123)  (20,651,273)   (3,074,123)       (604,326)
Net income (loss) per
 share:
  Basic.................         .09         (.90)        (1.48)        (2.48)         (.61)            --
  Diluted...............         .08         (.90)        (1.48)        (2.48)         (.61)            --
                                                  As of July 31,
                         -------------------------------------------------------------------
                            2000         1999          1998          1997          1996
                         ----------- ------------  ------------  ------------  -------------
Consolidated Balance Sheet Data:
Total assets............ $58,518,947 $  7,634,376  $ 12,524,021  $ 20,793,677   $ 9,006,990
Short-term debt.........      85,211      918,680     1,465,159     1,960,221       351,509
Long-term debt..........     246,128    2,840,058       559,205     1,519,965       437,532
Stockholders' equity....  50,372,029      472,271     6,716,364    13,049,062     7,704,229

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

Development of Business

   ProsoftTraining.com, formerly Prosoft I-Net Solutions, Inc., was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Overhead costs associated with the "bricks-and-mortar" network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its educational programs and instructional services to the technology training industry.

Results of Operations

 Comparison of Fiscal Years Ended July 31, 2000 and July 31, 1999

  Revenues

   Services revenue for the year ended July 31, 2000 was $10.4 million, compared to $6.7 million for the year ended July 31, 1999, an increase of $3.7 million or 56%. Services revenue for fiscal 2000 consisted primarily of fees from providing instructors to teach at customer sites.

   Courseware revenue increased to $6.6 million for the year ended July 31, 2000, compared to $1.6 million for the year ended July 31, 1999, an increase of $5.0 million or 322%. This increase is the result of an increasing customer base in connection with the CIW ATP program and strategic partner distribution relationships.

   Certification revenue increased to $2.5 million for the year ended July 31, 2000, compared to $471,473 for the year ended July 31, 1999, an increase of $2.0 million or 438%. We began offering the certification testing during the second quarter of fiscal 1999.

  Cost of Revenues

   Cost of revenues for the year ended July 31, 2000, were $9.9 million, compared to $8.1 million for the year ended July 31, 1999, an increase of $1.8 million or 22%. Costs of services, courseware and certification decreased significantly as a percent of total revenues in fiscal 2000, to 51%, from 93% in fiscal 1999.

   Gross margin (gross margin is calculated by subtracting cost of revenues from total revenues) for the year ended July 31, 2000 was $9.7 million, compared to $601,277 for the year ended July 31, 1999, an increase of $9.1 million. The increase in gross margin for the year ended July 31, 2000 was primarily due to higher revenues and the absence of classroom equipment and facilities costs, a result of the new business strategy adopted in March 1999.

  Content Development

   Content development expenses in fiscal 2000 increased $241,348, or 25%, to $1.2 million from $1.0 million in fiscal 1999, but improved significantly as a percentage of courseware revenue, 18% for fiscal 2000 compared to 61% for fiscal 1999.

  Sales and Marketing

   Sales and marketing expenses in fiscal 2000 increased $668,816, or 41%, to $2.3 million, from $1.6 million in fiscal 1999, and represented 12% of total revenues in fiscal 2000, compared to 19% in the prior fiscal year. The increase was primarily related to increased payroll costs as the Company paid additional commissions on increased revenues.

  General and Administrative

   General and administrative expenses increased $1.1 million, or 35%, to $4.2 million, from $3.1 million in fiscal 1999, but decreased as a percentage of revenues to 21% from 35%. The increase in fiscal 2000 is primarily due to expenses associated with increased head count and related expenses associated with the expansion of the Company.

  Depreciation and Amortization

   Depreciation and amortization expenses for the year ended July 31, 2000, were $1.0 million, compared to $2.4 million for the year ended July 31, 1999, a decrease of $1.4 million, or 60%. This decrease is primarily due to the absence of expenses associated with classroom equipment when the Company decided to exit the retail training business.

  Restructuring Charge (Credit)

   In fiscal 1999, the Company recorded a $3.7 million charge for restructure and unusual items associated with the Company's decision to exit the retail training business. The restructuring charge included $2.3 million for leased facilities, equipment and other termination costs. During fiscal 2000, the Company negotiated lease termination agreements for several of those leases, resulting in a restructuring credit of $366,000. As of July 31, 2000, $132,882, or 4%, of the $3.7 million restructuring charge remains unpaid.

  Interest

   Net interest expense decreased $184,155 or 45%, to $221,493, from $405,648 in fiscal 1999. Interest expense consists principally of interest on convertible debentures and is offset by interest earned on cash balances. The decrease in net interest expense was a result of the conversion of all unconverted debentures in the second quarter of fiscal 2000 and higher cash balances in the last two quarters of fiscal 2000.

  Deferred Income Tax Benefit

   Income tax benefit for the fiscal year ended July 31, 2000 was $425,000, compared to $0 for fiscal 1999. During fiscal 2000, the deferred tax asset valuation allowance decreased by $425,000, primarily the result of the Company's analysis of realizing some portion of the future tax benefit of tax loss carryforwards and additional temporary differences. Although the realization is not assured, management believes it is more likely than not that a net deferred tax asset of $425,000 will be realized.

  Net Income

   Net income for the fiscal year ended July 31, 2000 was $1.6 million, or $.09 per share, $.08 per share diluted, compared to a net loss of $11.6 million, or $.90 per share in fiscal 1999.

 Comparison of Fiscal Years Ended July 31, 1999 and July 31, 1998

  Revenues

   Revenues for the year ended July 31, 1999 were $8.7 million, compared with $8.8 million for the year ended July 31, 1998, a decrease of $120,669. This decrease reflected a change in the Company's distribution strategy from a retail to a wholesale model. Revenues in fiscal year 1999 came from instructor services, courseware licensing, course book sales, CIW ATP fees and certification testing. In fiscal 1998, revenues came from student fees, and courseware licensing.

  Cost of Revenues

   Cost of revenues for the year ended July 31, 1999 were $8.1 million, compared with $12.7 million for the year ended July 31, 1998, a decrease of $4.6 million, or 36%. The reduction in costs was primarily related to a decrease in instructors, classroom equipment and training facilities cost. Training facilities went from 31 at July 31, 1998 to zero at July 31, 1999 and instructor headcount decreased by 15 during that period.

  Content Development

   Content development expenses in fiscal year 1999 were $957,132, compared with $946,068 for the year ended July 31, 1998, an increase of $11,064, or 1%, and remained stable as a percentage of courseware revenue.

  Sales and Marketing

   Sales and marketing expenses for the year ended July 31, 1999 were $1.6 million, compared with $4.0 million for the year ended July 31, 1998, a decrease of $2.4 million or 59%. The decrease reflects the elimination of the Company's public class schedule and direct mail and sales staff associated with that distribution method.

  General and Administrative

   General and administrative expenses for the year ended July 31, 1999 were $5.5 million, compared with $8.0 million for the year ended July 31, 1998, a decrease of $2.5 million, or 31%. The decrease is primarily due to savings from headcount reductions and cost-control initiatives.

  Depreciation and Amortization

   Depreciation and amortization expenses for the year ended July 31, 1999 were $2.4 million, compared to $3.4 million for the year ended July 31, 1998, a decrease of $1.0 million, or 27%. This decrease is primarily due to the fixed asset write-downs of $1.1 million included in the restructuring charge recorded in the third quarter of fiscal 1999.

  Restructuring Charge

   A restructuring charge of $3.7 million was recorded in the year ended July 31, 1999. The restructuring consisted of the following: employee termination and severance costs, $284,600; fixed asset write-downs, $1.1 million; and leased facilities, equipment and other termination costs, $2.3 million. Of the total $3.7 million restructuring charge, $2.5 million was settled in the fiscal year and $1.2 million remained in accrued restructuring costs.

  Interest

   Net interest expense for the year ended July 31, 1999 was $405,648, compared to net interest income of $246,173 for the year ended July 31, 1998, a decrease of $651,821. Interest expense, which consisted principally of interest on the convertible debentures, was offset by interest earned on cash balances. The increase in net interest expense was a result of smaller cash balances and the convertible debenture issued in the second quarter of fiscal year 1999. Only half of the convertible debenture interest was required to be paid in cash.

  Net Loss

   Net loss for the year ended July 31, 1999, was $11.6 million, compared to $16.5 million for the year ended July 31, 1998, a decrease of $4.9 million, or 30%. The decrease in the net loss was primarily due to our change in distribution strategy from retail to a wholesale model, reduction in employee headcount and cost-control initiatives.

Liquidity and Capital Resources

   Since inception, we have financed our operations and capital expenditure requirements primarily through private placements of common stock, the sale of convertible debentures and, to a lesser extent, from cash generated from operations.

   We had net cash from operating activities of $454,039 in fiscal year 2000, while we had used net cash in operating activities of $6.1 million in fiscal 1999. Our cash and cash equivalents increased by $11.9 million, to $13.0 million at July 31, 2000, from $1.1 at July 31, 1999. The increase in net cash from operating activities for fiscal 2000 was primarily due to income from operations.

   Net cash used by investing activities was $15.6 million for fiscal 2000, including the purchase of ComputerPREP. Investing activities for fiscal 2000 also included purchases of property and equipment totaling $608,095.

   Net cash provided to us by all financing activities was $27 million. We funded the acquisition of ComputerPREP through a combination of cash and the sale of our common stock. During fiscal 2000, we sold 3.3 million shares of our common stock in a private placement and issued 2.1 million shares of our common stock upon the exercise of stock options and warrants for a total of $28.3 million. We repaid debt of $1.4 million in fiscal 2000, consisting principally of capital lease obligations.

   In November 1998, we entered into an Accounts Receivable Line of Credit agreement with a bank whereby up to 80% of the accounts receivable can be advanced, up to $3.5 million. We have not borrowed under this line of credit.

   Management believes that, with respect to its current operations, cash on hand and funds from operation, together with our credit facility, will be sufficient to cover reasonably foreseeable working capital and capital expenditure requirements. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations, and the possible issuance from time to time of long-term debt or other securities. Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used for other corporate purposes.

Year 2000 Issue Risks

   Before January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish pre-2000 from post-2000 dates due to the two-digit date fields used by many systems. Most indications to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. We have not experienced any Year 2000 (Y2K) problems. Computer experts have warned, however, that there may still be residual consequences of the change in dates. Any of these residual difficulties could affect our financial position or results of operations through decreases in sales of our products or services, increases in costs due to allocation of resources to address Y2K problems, or litigation costs relating to losses suffered by our customers due to Y2K problems. As of July 31, 2000, costs incurred by us in connection with Y2K compliance were immaterial.

Additional Factors That May Affect Future Results of Operations and Market Price of Stock

   The discussions in this Form 10-K concerning future financing needs, changes in business strategy, future profitability and factors affecting liquidity contain forward-looking statements. Although management believes that these statements are reasonable in view of the facts available to it, no assurance can be given that all of these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere herein.

Possibility of Continuing Losses

   We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results. We have incurred net losses of approximately $50 million from our inception on December 5, 1995, through July 31, 2000. For the year ended July 31, 2000, we reported net income of $1,630,000. Our ability to continue to generate revenue growth in the future is subject to uncertainty. In order to maintain profitability, we must continue to increase our revenues. We cannot assure you that we will be able to continue to increase revenues or achieve profitability.

Uncertainty of Future Capital Requirements

   Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $82 million from private placements and incurred losses of approximately $50 million since our inception through July 31, 2000. We experienced revenue growth in the last fiscal year as a result of the implementation of the new business strategy. This shift in our business strategy has provided increased revenues and if we continue to invest in our products and brands at current levels and revenues continue to grow as in the last fiscal year, we expect to maintain profitability for the next fiscal year. We currently expect that cash on hand and funds from operations will be sufficient to meet our minimum foreseeable working capital, capital expenditure and capital lease requirements for the next 12 months. However, if we do not maintain profitability and generate positive cash flow as anticipated, our ability to continue as a going concern will be jeopardized unless additional outside financing can be obtained.

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

Effect of Market Overhang on Stock Price

   Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements which have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 7,557,833 shares (or approximately 32% of the shares) of Common Stock currently outstanding on a fully-diluted basis. These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under rule 144.

Volatility of Stock Price

   Our Common Stock has experienced substantial price volatility, which may continue to occur in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as the following may have a significant effect on the market price of our Common Stock:

  . fluctuations in our operating results

  . the perception by others of our ability to obtain any necessary new financing

  . limited trading market for our Common Stock

  . announcements of new ventures or products and services by us or our competitors

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PROSOFTTRAINING.COM AND PREDECESSOR

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Certified Public Accountants.........................  18
Financial Statements of ProsoftTraining.com
  Consolidated Balance Sheets at July 31, 2000 and 1999....................  19
  Consolidated Statements of Operations for the years ended July 31, 2000,
   1999 and 1998...........................................................  20
  Consolidated Statement of Stockholders' Equity for the years ended July
   31, 2000, 1999 and 1998.................................................  21
  Consolidated Statements of Cash Flows for the years ended July 31, 2000,
   1999 and 1998...........................................................  22
  Notes to Consolidated Financial Statements...............................  23
Schedule
  Schedule II--Valuation and Qualifying Accounts...........................  34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
ProsoftTraining.com.

   We have audited the accompanying consolidated balance sheet of ProsoftTraining.com (formerly Prosoft I-Net Solutions, Inc.) and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProsoftTraining.com. at July 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

   We have also audited Schedule II of ProsoftTraining.com for each of the three years in the period ended July 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Dallas, Texas
September 15, 2000

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            July 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $ 13,043,625  $  1,152,715
  Accounts receivable, less allowances of $251,287
   and $199,362 at July 31, 2000 and 1999,
   respectively....................................    4,893,508     1,993,827
  Notes receivable from officers/stockholders......          --         29,900
  Deferred income taxes............................      425,000           --
  Prepaid expenses and other current assets........      195,580       319,943
                                                    ------------  ------------
    Total current assets...........................   18,557,713     3,496,385
  Property and equipment, net......................    1,068,276       334,001
  Goodwill, net of accumulated amortization of
   $1,088,280 and $548,638 at July 31, 2000 and
   1999, respectively..............................   37,636,812     2,176,453
  License agreements, net of accumulated
   amortization of $540,564 and $283,891 at July
   31, 2000 and 1999, respectively.................    1,256,146     1,512,819
  Other assets.....................................          --        114,718
                                                    ------------  ------------
    Total assets................................... $ 58,518,947  $  7,634,376
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable................................. $  5,147,397  $  1,415,331
  Accrued expenses.................................    2,187,701       565,322
  Current portion of capital lease obligations.....       85,211       918,680
  Accrued restructure costs........................      132,882     1,230,025
                                                    ------------  ------------
    Total current liabilities......................    7,553,191     4,129,358
  Obligations under capital leases, net of current
   portion.........................................      246,128       847,978
  Convertible debentures...........................          --      1,992,080
  Other............................................      290,950       136,040
                                                    ------------  ------------
    Total liabilities..............................    8,090,269     7,105,456
                                                    ------------  ------------
  Commitments and contingencies....................          --            --
  Common stock subject to redemption...............       56,649        56,649
Stockholders' equity:
  Common shares, par value $.001 per share:
   Authorized shares: 50,000,000; outstanding:
   22,645,462 and 14,297,133 shares, respectively..       22,645        14,297
  Additional paid-in capital.......................  100,561,949    52,380,454
  Accumulated deficit..............................  (50,226,630)  (51,857,454)
  Accumulated other comprehensive income...........       88,813         9,722
  Less common stock in treasury, at cost: 11,912
   shares..........................................      (74,748)      (74,748)
                                                    ------------  ------------
    Total stockholders' equity.....................   50,372,029       472,271
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 58,518,947  $  7,634,376
                                                    ============  ============

        The accompanying notes are an integral part of these statements.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Fiscal Years Ended July 31,
                                       ---------------------------------------
                                          2000          1999          1998
                                       -----------  ------------  ------------
Revenues:
  Services............................ $10,425,731  $  6,679,703  $  6,936,864
  Courseware..........................   6,608,429     1,564,840     1,899,821
  Certification.......................   2,537,647       471,473           --
                                       -----------  ------------  ------------
    Total revenues....................  19,571,807     8,716,016     8,836,685
                                       -----------  ------------  ------------
Costs and expenses:
  Cost of revenues....................   9,890,664     8,114,739    12,739,612
  Content development.................   1,198,480       957,132       946,068
  Sales and marketing.................   2,281,998     1,613,182     3,962,534
  General and administrative..........   4,158,149     3,073,971     4,606,343
  Depreciation and amortization.......     981,199     2,435,131     3,353,424
  Restructuring charge (credit).......    (366,000)    3,723,148           --
                                       -----------  ------------  ------------
    Total costs and expenses..........  18,144,490    19,917,303    25,607,981
                                       -----------  ------------  ------------
Income (loss) from operations.........   1,427,317   (11,201,287)  (16,771,296)
Interest income.......................     199,877        77,985       520,993
Interest expense......................    (421,370)     (483,633)     (274,820)
                                       -----------  ------------  ------------
Income (loss) before income taxes.....   1,205,824  $(11,606,935) $(16,525,123)
Deferred income tax benefit...........     425,000           --            --
                                       -----------  ------------  ------------
Net income (loss)..................... $ 1,630,824  $(11,606,935) $(16,525,123)
                                       ===========  ============  ============
Net income (loss) per share:
  Basic............................... $      0.09  $      (0.90) $      (1.48)
                                       ===========  ============  ============
  Diluted............................. $      0.08  $      (0.90) $      (1.48)
                                       ===========  ============  ============
Weighted average shares outstanding:
  Basic...............................  17,296,560    12,845,182    11,143,166
                                       ===========  ============  ============
  Diluted.............................  20,455,015    12,845,182    11,143,166
                                       ===========  ============  ============

        The accompanying notes are an integral part of these statements.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                             Common Stock       Additional   Treasury Stock                     Other
                          -------------------    Paid-In     ---------------  Accumulated   Comprehensive
                            Shares    Amount     Capital     Shares  Amount     Deficit        Income        Total
                          ----------  -------  ------------  ------ --------  ------------  ------------- -----------
Balances at August 1,
 1997...................  10,119,651  $10,120  $ 36,764,338     --  $    --   $(23,725,396)        --     $13,049,062
Net loss................         --       --            --      --       --    (16,525,123)        --     (16,525,123)
Issuance of common stock
 for cash...............     803,638      804     8,437,395     --       --            --          --       8,438,199
Issuance of common stock
 for services...........      12,750       13        77,148     --       --            --          --          77,161
Acquisition of
 businesses.............     221,537      222     2,199,778     --       --            --          --       2,200,000
Less redemption price of
 stock issued...........    (221,537)    (222)   (2,131,046)    --       --            --          --      (2,131,268)
Purchase of common stock
 subject to redemption..      11,912       12        74,736  11,912  (74,748)          --          --             --
Exercise of stock
 options, warrants and
 other transactions.....     554,128      553     1,607,780     --       --            --          --       1,608,333
                          ----------  -------  ------------  ------ --------  ------------     -------    -----------
Balances at July 31,
 1998...................  11,502,079   11,502    47,030,129  11,912  (74,748)  (40,250,519)        --       6,716,364
Net loss................         --       --            --      --       --    (11,606,935)        --     (11,606,935)
Foreign currency
 translation
 adjustment.............         --       --            --      --       --            --        9,722          9,722
                                                                                                          -----------
Total comprehensive
 loss...................         --       --            --      --       --            --          --     (11,597,213)
Issuance of stock
 warrants...............         --       --      1,124,000     --       --            --          --       1,124,000
Common stock issued for
 debenture interest.....      38,113       38       134,458     --       --            --          --         134,496
Conversion of debentures
 and warrants to stock..     491,250      492       538,084     --       --            --          --         538,576
Issuance of common stock
 for cash, net of
 issuance costs of
 $113,439...............     678,000      678       563,882     --       --            --          --         564,560
Acquisition of
 business...............     311,000      311       567,189     --       --            --          --         567,500
Issuance of common stock
 for services...........      20,000       20        19,980     --       --            --          --          20,000
Issuance of common stock
 in satisfaction of put
 provisions.............     771,631      771     1,969,100     --       --            --          --       1,969,871
Exercise of stock
 options, warrants and
 other transactions.....     485,060      485       433,632     --       --            --          --         434,117
                          ----------  -------  ------------  ------ --------  ------------     -------    -----------
Balances at July 31,
 1999...................  14,297,133   14,297    52,380,454  11,912  (74,748)  (51,857,454)      9,722        472,271
Net income..............         --       --            --      --       --      1,630,824         --       1,630,824
Foreign currency
 translation
 adjustment.............         --       --            --      --       --            --       79,091         79,091
                                                                                                          -----------
Total comprehensive
 income.................         --       --            --      --       --            --          --       1,709,915
Common stock issued for
 debenture interest.....      18,937       19        82,255     --       --            --          --          82,274
Conversion of debentures
 and warrants to stock..   1,787,500    1,788     1,988,081     --       --            --          --       1,989,869
Issuance of common stock
 for cash, net of
 issuance costs of
 $1,247,720.............   3,278,032    3,278    24,756,902     --       --            --          --      24,760,180
Acquisition of
 business...............   1,142,422    1,142    17,835,240     --       --            --          --      17,836,382
Exercise of stock
 options, warrants and
 other transactions.....   2,121,438    2,121     3,519,017     --       --            --          --       3,521,138
                          ----------  -------  ------------  ------ --------  ------------     -------    -----------
Balances at July 31,
 2000...................  22,645,462  $22,645  $100,561,949  11,912 $(74,748) $(50,226,630)    $88,813    $50,372,029
                          ==========  =======  ============  ====== ========  ============     =======    ===========

        The accompanying notes are an integral part of these statements

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended July 31,
                                        ---------------------------------------
                                           2000          1999          1998
                                        -----------  ------------  ------------
Operating Activities:
 Net income (loss)....................  $ 1,630,824  $(11,606,935) $(16,525,123)
 Adjustments to reconcile net income
  (loss) to cash used in operating
  activities:
  Depreciation and amortization.......      981,199     2,435,131     3,353,424
  Operating expenses paid in common
   stock..............................          --         20,000        77,161
  Restructuring.......................     (366,000)    1,456,465           --
  Disposition of property and
   equipment..........................          --         48,805           --
  Accretion of debt discount..........       99,270       144,906           --
  Debenture interest paid in common
   stock..............................       82,474       134,496           --
  Deferred income taxes...............     (425,000)          --            --
  Changes in operating assets and
   liabilities:
   Accounts receivable................   (1,320,710)      230,811      (499,741)
   Prepaid expenses and other current
    assets............................      206,608       (65,331)      312,275
   Accounts payable...................     (377,478)      360,465    (2,258,493)
   Accrued expenses...................      545,280      (438,910)     (297,657)
   Accrued restructure costs..........     (602,428)    1,230,025           --
   Deferred revenue...................          --        (23,105)      (44,854)
                                        -----------  ------------  ------------
    Net cash provided by (used in)
     operating activities.............      454,039    (6,073,177)  (15,883,008)
Investing Activities:
 Acquisitions, net of cash acquired...  (14,961,054)     (330,000)     (997,231)
 Purchases of property and equipment..     (608,095)      (26,477)     (664,299)
 Decrease(increase) in notes
  receivable from
  officers/stockholders...............       13,100       326,250      (104,880)
                                        -----------  ------------  ------------
    Net cash used in investing
     activities.......................  (15,556,049)      (30,227)   (1,766,410)
Financing Activities:
 Issuance of common stock.............   28,281,318     1,268,427    10,046,533
 Purchase of treasury stock...........          --            --        (74,748)
 Principal payments on debt and
  capital leases......................   (1,433,568)     (528,884)   (1,923,037)
 Proceeds from convertible
  debentures..........................          --      3,060,000           --
 Other................................      190,774       136,040           --
                                        -----------  ------------  ------------
    Net cash provided by financing
     activities.......................   27,038,524     3,935,583     8,048,748
Effects of exchange rates on cash.....      (45,604)        9,522           --
                                        -----------  ------------  ------------
Net increase (decrease) in cash and
 cash equivalents.....................   11,890,910    (2,158,299)   (9,600,670)
Cash and cash equivalents at beginning
 of year..............................    1,152,715     3,311,014    12,911,684
                                        -----------  ------------  ------------
Cash and cash equivalents at end of
 year.................................  $13,043,625  $  1,152,715  $  3,311,014
                                        ===========  ============  ============
Supplementary disclosure of cash paid
 during the year for:
  Interest............................  $   209,296  $    243,836  $    340,166
                                        ===========  ============  ============
  Income taxes........................  $       --   $        --   $        --
                                        ===========  ============  ============
Supplementary disclosure of non-cash
 financing activities:
 Equipment acquired under capital
  leases..............................  $       --   $        --   $    417,215
                                        ===========  ============  ============
 Acquisition of businesses:
  Assets acquired.....................  $35,616,078  $  1,403,709  $  3,293,749
  Liabilities assumed.................   (5,375,130)     (506,209)      (96,518)
  Common stock issued.................  (15,279,894)     (567,500)   (2,200,000)
                                        -----------  ------------  ------------
 Net cash paid for acquisitions.......  $14,961,054  $    330,000  $    997,231
                                        ===========  ============  ============



        The accompanying notes are an integral part of these statements.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Business

   ProsoftTraining.com is a provider of information technology (IT) skills content, training and certification. We sell and license our courseware, instruction services and Internet skills certification, Certified Internet Webmaster, or CIW, to training companies, internal corporate training departments and academic institutions around the world. Our products allow individuals to develop, upgrade and certify their IT skills.

 Consolidation

   The financial statements include the accounts of the Company and its wholly owned subsidiaries ComputerPREP and Internet Certification Institute International Limited. Intercompany transactions and balances are eliminated in consolidation.

 Currency Translation

   Assets and liabilities of foreign functional currency financial statements are translated into United States dollars at the exchange rate in effect at the close of the period. Income statement amounts are translated at the average exchange rates during the period. The Company accumulates translation adjustments as a separate component of stockholders' equity.

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

 Advertising Costs

   The Company expenses the costs of advertising as incurred. Advertising expenses were $103,752, $90,713, and $926,791 in fiscal 2000, 1999 and 1998, respectively.

 Property and Equipment

   Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

 Goodwill and License Agreements

   Goodwill is the excess of the purchase price over the fair value of tangible net assets acquired in business combinations accounted for as purchases. License agreements are those rights acquired from others through

                      PROSOFTTRAINING.COM AND SUBSIDIARIES
business combinations to produce and distribute courseware and other publications. Goodwill and license agreements are amortized on a straight-line basis over a period of seven to twenty years, subject to impairment based on the carrying value exceeding fair value.

 Valuation of Long-Lived Assets

   The Company periodically evaluates the carrying value of long-lived assets, including goodwill, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair market value.

 Revenue and Cost Recognition

   The Company derives revenue from three primary sources, services, courseware and certification. Services revenue includes training and consulting services and is recognized when the services are provided. Courseware revenue is derived from the sale of books or licensing of our training materials for reproduction or repurposing, or under OEM arrangements. Courseware revenue is recognized when the products are shipped. Certification revenue includes testing fees from administration of our certification tests and annual fees received from CIW Authorized Training Providers (CIW ATP). Testing fees are recognized when the tests are administered and CIW ATP fees are recognized over the period of our obligation for continuing involvement with the CIW ATP.

 Stock-based Compensation

   The Company accounts for stock-based compensation to employees using the intrinsic value method. Under this method, compensation cost for stock-based compensation to employees is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates.

 Income (Loss) Per Share

   The Company uses the weighted-average number of common shares outstanding during each period to compute basic income (loss) per common share. Diluted income (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In fiscal years 1999 and 1998 all potential common shares were anti-dilutive.

 Reclassifications

   Certain reclassifications were made to the prior years' consolidated financial statements to conform to the current year presentation.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

2. Restructuring Charge

   In the third quarter of fiscal 1999, the Company recorded a $3,723,148 charge for restructuring associated with the Company's decision to exit the retail training business. The restructuring charge and related activity are summarized as follows:

                            Severance and  Property and
                            Other Related   Equipment    Leased Facilities
                            Employee Costs Write-downs    and Other Costs     Total
                            -------------- ------------  ----------------- ------------
   Restructure charge......   $  284,600   $  1,104,452    $  2,334,096    $  3,723,148
   Settlements.............     (233,781)    (1,104,452)     (1,154,890)     (2,493,123)
                              ----------   ------------    ------------    ------------
   Balance at July 31,
    1999...................       50,819            --        1,179,206       1,230,025
   Settlements.............      (50,819)           --         (680,324)       (731,143)
   Restructure
    adjustments............          --             --         (366,000)       (366,000)
                              ----------   ------------    ------------    ------------
   Balance at July 31,
    2000...................   $      --    $        --     $    132,882    $    132,882
                              ==========   ============    ============    ============

3. Acquisitions

   In January 1998, the Company purchased all of the outstanding common stock of Net Guru Technologies, Inc. (Net Guru) in exchange for $1,000,000 and 152,809 shares of the Company's common stock. Shares issued in connection with this purchase have been valued at $1,700,000, the fair value as of the date the acquisition. As a result of the acquisition of Net Guru, which was accounted for as a purchase, the Company recorded goodwill and license agreements of $1,673,764 and $1,005,122, respectively.

   In March 1998, the Company purchased all of the outstanding common stock of The Chapel Hill Group-Technology Consultants, Inc. (Chapel Hill) in exchange for 68,728 shares of the Company's common stock. Shares issued in connection with this purchase have been valued at $500,000, the fair value as of the date the acquisition. As a result of the acquisition of Chapel Hill, which was accounted for as a purchase, goodwill of $459,996 was recorded by the Company.

   In November 1998, the Company purchased 51% of the outstanding common stock of International Certification Internet Institute (ICII) in exchange for 300,000 shares of the Company's common stock valued at $547,500, the fair value as of the date the acquisition. As part of the January 1998 Net Guru Technologies, Inc. (Net Guru) acquisition, the company also received 49% of ICII. However, share transfer was subject to a shareholder agreement. With the purchase of the 51% of ICII, the other 49% was also transferred to the Company. As a result of the acquisition of ICII, which was accounted for as a purchase, the Company recorded goodwill and license agreements of $582,332 and $791,588, respectively.

   In July 2000, the Company purchased all of the outstanding common stock of ComputerPREP, Inc. (ComputerPREP), a wholly owned subsidiary of Drake Personnel (New Zealand) Limited (Drake) in exchange for $15,000,000 in cash, 1,142,422 shares of the Company's common stock and warrants to purchase 600,000 shares of common stock. Shares and warrants issued in connection with this purchase have been valued at $17,800,000. As a result of the acquisition of ComputerPREP, which was accounted for as a purchase, goodwill of $36,000,000 was recorded by the Company.

   Pro forma operating results giving effect to the Net Guru, Chapel Hill and ICII acquisitions as though they occurred at the beginning of the fiscal year 1999 are not presented because they are not materially different

                      PROSOFTTRAINING.COM AND SUBSIDIARIES
than the Company's actual results. The following unaudited pro forma information presents summary consolidated results of operations of the Company and ComputerPREP as if this acquisition had occurred at the beginning of each period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

                                                        Year Ended July 31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------ ------------
   Revenues......................................... $ 31,579,121 $ 22,552,249
                                                     ============ ============
   Net income (loss)................................ $  4,203,411 $ (9,823,385)
                                                     ============ ============
   Income (loss) per share:
     Basic.......................................... $        .21 $       (.64)
                                                     ============ ============
     Diluted........................................ $        .18 $       (.64)
                                                     ============ ============

4. Property and Equipment

   Property and equipment consist of the following:

                                                          As of July 31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------ ------------
   Computer equipment and software.................. $  1,486,426 $    748,089
   Office equipment, furniture and fixtures.........      785,840      510,651
                                                     ------------ ------------
                                                        2,272,266    1,258,740
   Less accumulated depreciation....................    1,203,990      924,739
                                                     ------------ ------------
   Property and equipment, net...................... $  1,068,276 $    334,001
                                                     ============ ============

5. Debt

   In November 1998, the Company issued $3,200,000 of 13% convertible debentures. The debentures were to mature in November 2003 and were convertible into the Company's common stock at $1.60 per share. In connection with the issuance of these debentures, the Company issued detachable stock warrants. The value assigned to the warrants of $1,124,000, was reflected as debt discount and was accreted over the term of the debentures using the interest method.

   During the second quarter of fiscal 2000, the Company exercised its right to force conversion of all unconverted debentures of $2,490,000 into the Company's common stock. The debentures were converted into 1,556,250 shares of common stock. As a result of this conversion, the convertible debenture principal and related debt discount have been reclassified to stockholders' equity.

   In November 1998, the Company obtained a $3.5 million credit facility with a bank bearing interest at a current rate of 12% per annum. Available borrowings are based on a formula of eligible accounts receivable. The term of the credit facility is for one year, and from year to year thereafter, unless terminated by the Company or the bank. Since its inception, there have been no amounts outstanding under this credit facility.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

6. Stock Options, Warrants and Put Rights on Common Stock

 Stock options

   The Company's stock option plans provide for the granting of options to purchase shares of the Company's common stock to employees, officers, directors and consultants. The plans include nonstatutory options and incentive stock options. Options generally vest over three to four years and expire no earlier than five years and no later than ten years after the date of grant. The plans authorized the issuance of an aggregate of 4,292,500 shares of common stock. As of July 31, 2000, 453,841 options were available for grant under the plans.

   Stock option transactions are as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Shares     Price
                                                            ----------  --------
   Outstanding at July 31, 1997............................  2,160,819   $5.04
     Granted...............................................    871,802    6.81
     Exercised.............................................   (472,463)   1.95
     Cancelled.............................................   (441,538)   7.76
                                                            ----------   -----
   Outstanding at July 31, 1998............................  2,118,620    4.99
     Granted...............................................  2,466,923    1.53
     Exercised.............................................   (254,241)   1.11
     Cancelled............................................. (1,979,471)   5.15
                                                            ----------   -----
   Outstanding at July 31, 1999............................  2,351,831    1.96
     Granted...............................................  1,017,601    7.91
     Exercised.............................................   (931,683)   2.29
     Cancelled.............................................   (250,395)   4.27
                                                            ----------   -----
   Outstanding at July 31, 2000............................  2,187,354   $4.32
                                                            ==========   =====
   Exercisable at July 31, 1998............................  1,165,699   $4.41
                                                            ==========   =====
   Exercisable at July 31, 1999............................  1,500,294   $2.19
                                                            ==========   =====
   Exercisable at July 31, 2000............................  1,232,248   $2.20
                                                            ==========   =====

   The following table summarizes information concerning options outstanding and exercisable as of July 31, 2000:

                                                                   Options
                                  Options outstanding            exercisable
                          ----------------------------------- ------------------
                                    Weighted                            Weighted
                                    average  Weighted average           average
                                    exercise    remaining               exercise
Range of exercise prices   Number    price   contractual life  Number    price
------------------------  --------- -------- ---------------- --------- --------
$1.00--$4.00............  1,440,979  $ 1.59        2.6        1,053,348  $ 1.45
$5.00--$9.50............    322,000    7.71        3.1          168,900    6.58
$10.00--$15.37..........    424,375   11.03        4.7           10,000   11.00
                          ---------  ------                   ---------  ------
                          2,187,354  $ 4.32                   1,232,248  $ 2.20
                          =========  ======                   =========  ======

   The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," for employee stock options and continues to apply Accounting Board Opinion No. 25, "Accounting for Stock Issued to Employees," for recording stock options granted. Pro forma information regarding net loss and net loss per share is required by SFAS 123 as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair

                      PROSOFTTRAINING.COM AND SUBSIDIARIES
value of the Company's stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards to employees.

   The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
   Weighted average expected life (years)........................ 3.00 3.00 3.00
   Expected stock price volatility............................... 1.00 0.60 0.70
   Risk-free interest rate (percent).............................  6.7 5.50 5.50

   For purpose of pro forma disclosures, the excess of the estimated fair value of the options over the quoted market price of the Company's stock is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended July 31 is as follows:

                                          2000         1999          1998
                                       ----------  ------------  ------------
   Net income (loss)--actual.......... $1,630,824  $(11,606,935) $(16,525,123)
   Net loss--pro forma................ $ (704,900) $(13,411,641) $(18,284,022)
   Net income (loss) per share--
    actual............................ $      .09  $       (.90) $      (1.48)
   Net loss per share--pro forma...... $     (.03) $      (1.04) $      (1.64)

   SFAS 123 is applicable only to options granted subsequent to December 8, 1995. Accordingly, its pro forma effect will not be fully reflected until fiscal 2000. The weighted average fair value of options granted during the years ended July 31, 2000, 1999 and 1998 was $6.93, $1.88 and $3.77,
respectively.

 Warrants

   During fiscal 1998, warrants for 81,664 shares of common stock were exercised at prices ranging from $5.75 to $11.00. During fiscal 1999, the Company issued warrants to purchase 1,617,500 shares of common stock to purchasers of its convertible debentures at $1.10 per share. Warrants for 337,500 shares of common stock were exercised at prices ranging from $1.00 to $1.10 and warrants for 4,999 shares expired. During fiscal 2000, the Company issued warrants to purchase 1,374,035 shares of common stock exercisable at $.01 to $16.50 per share. Warrants for 1,188,209 shares of common stock were exercised at prices ranging from $1.10 to $3.38. As of July 31, 2000, warrants for 1,710,826 shares of common stock, exercisable at $.01 to $16.50 per share and expiring through 2008, remained outstanding.

 Put Rights on Common Stock

   In connection with the fiscal 1998 acquisitions, the Company guaranteed the value of the common stock issued in the acquisitions by granting put rights covering 68,728 and 152,809 shares at $6.275 and $11.125 per share, respectively. The Company is obligated through these put rights to repurchase the shares for cash. As a result, the redemption amount has been reclassified from permanent equity to temporary equity under the caption, "common stock subject to redemption". During fiscal 1998, 11,912 shares were repurchased under these rights. During fiscal 1999, the Company issued 567,098 shares of common stock in settlement of put

                      PROSOFTTRAINING.COM AND SUBSIDIARIES
rights covering 56,816 and 147,717 shares at $6.275 and $11.125 per share, respectively. As of July 31, 2000 and 1999, put rights covering 5,092 shares at $11.125 per share remain outstanding.

7. Commitments

   The Company leases certain facilities as well as computers, production and other office equipment under noncancellable lease agreements. The Company's future minimum lease payments at July 31, 2000 under such agreements are as follows:

                                                          Capital   Operating
                                                           leases     leases
                                                          --------  ----------
   2001.................................................. $121,989  $1,130,180
   2002..................................................  109,424     706,378
   2003..................................................   58,411     489,634
   2004..................................................   58,411     487,541
   2005..................................................   58,411     469,509
   2006..................................................    9,758     172,365
                                                          --------  ----------
   Future Minimum Lease Payments.........................  416,404  $3,455,607
                                                                    ==========
   Less amounts representing interest....................  (85,065)
                                                          --------
   Present value of minimum lease payments...............  331,339
   Less current portion..................................  (85,211)
                                                          --------
   Obligations under capital leases, net of current
    portion.............................................. $246,128
                                                          ========

   Assets held under capital leases are included in property and equipment and had a total cost of $350,872 at July 31, 2000 and 1999. These assets were fully depreciated at July 31, 2000 and had a net book value of $571 at July 31, 1999.

   Rent expense for the periods ended July 31, 2000, 1999, and 1998 totaled $297,647, $792,881, and $1,269,779 respectively.

8. Earnings per Share

   The following represents a reconciliation of weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

                                    Year ended July 31,
                              --------------------------------
                                 2000       1999       1998
                              ---------- ---------- ----------
   Average common shares
    outstanding.............. 17,296,560 12,845,182 11,143,166
   Assumed conversions:
     Stock options...........  1,731,361        --         --
     Warrants................  1,427,094        --         --
                              ---------- ---------- ----------
   Diluted average common
    shares outstanding....... 20,455,015 12,845,182 11,143,166
                              ========== ========== ==========

   In fiscal years 1999 and 1998, all potential common shares were anti-dilutive.

9. Contingencies

   The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

10. Income Taxes

   A reconciliation of income tax (benefit) expense using the statutory federal income tax rate of 34% is as follows:

                                                Year ended July 31,
                                         ------------------------------------
                                            2000        1999         1998
                                         ----------  -----------  -----------
   Income tax at statutory rate......... $  409,980  $(3,946,358) $(5,618,542)
   Amortization of non-deductible
    goodwill............................    270,747      200,230       59,758
   State income taxes, net of federal
    benefit.............................     72,349     (696,416)    (991,507)
   Tax benefit related to exercise of
    employee stock options.............. (3,621,108)         --           --
   Other................................   (152,968)     (58,458)     825,291
   Increase in valuation allowance......  2,596,000    4,501,000    5,725,000
                                         ----------  -----------  -----------
   Deferred income tax benefit.......... $ (425,000) $       --   $       --
                                         ==========  ===========  ===========

   Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Temporary differences which give rise to deferred tax assets are as follows:

                                                       2000          1999
                                                   ------------  ------------
   Net operating loss carryforwards............... $ 21,712,000  $ 18,601,000
   Accrued expenses...............................      157,000       579,000
   Allowance for returns and for doubtful
    accounts......................................      105,000        85,000
   Property and equipment.........................      329,000           --
   Other..........................................      (46,000)      (29,000)
                                                   ------------  ------------
     Total deferred tax assets....................   22,257,000    19,236,000
   Valuation allowance............................  (21,832,000)  (19,236,000)
                                                   ------------  ------------
   Net deferred tax assets........................ $    425,000  $        --
                                                   ============  ============

   As a result of the significant net losses incurred in fiscal 1999 and 1998, the Company recorded a valuation allowance to fully reserve its deferred tax asset. However, as a result of the restructuring of its operations and the positive operating results for fiscal 2000, management believes it is more likely than not that the results of future operations will generate sufficient income to realize the deferred tax asset as reduced by the valuation allowance.

   At July 31, 2000, the Company has net operating loss carryforwards available to offset future federal and state taxable income of approximately $57,100,000 and $28,500,000, respectively. Such carryforwards expire principally in 2011 to 2020 and 2001 to 2005, respectively. Federal and state net operating loss carryforwards of approximately $9,800,000 and $4,900,000 were generated from the exercise of employee stock options and any decrease in the valuation reserve related to these carryforwards will be reflected in the financial statements as a credit to additional paid-in capital. Because of the equity transactions completed by the Company in 1996, utilization of certain net operating loss carryforwards for federal income tax reporting purposes created prior to those transactions will be subject to annual limitations under the change in ownership provisions of the Tax Reform Act of 1986.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2000 and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2000 and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2000 and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will be included in the Company's Proxy Statement with respect to its 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2000 and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   a. The following documents are filed as part of this report.

     1. Consolidated Financial Statements

          See "Index to Consolidated Financial Statements"-- Item 8.

     2. Exhibits

          See "Exhibit Index."

   b. Reports on Form 8-K.

    The Company filed a report on Form 8-K, dated June 27, 2000, with the Securities and Exchange Commission reporting the acquisition of ComputerPREP, Inc. and the completion of a private placement of Common Stock. Financial statements of ComputerPREP, Inc. and pro forma combined financial information of the Company and ComputerPREP, Inc. were included with that filing.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PROSOFTTRAINING.COM

                                                   /s/ Robert G. Gwin
                                          By: _________________________________
                                                       Robert G. Gwin
                                                  Chief Financial Officer

                                                /s/ William J. Weronick
                                          By: _________________________________
                                                    William J. Weronick
                                                  Vice President, Finance

Dated: October 25, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

       /s/ Jerrell M. Baird            Chief Executive Officer     October 25, 2000
______________________________________  and Chairman of the Board
           Jerrell M. Baird             (Principal Executive
                                        Officer)

        /s/ Robert G. Gwin             Chief Financial Officer     October 25, 2000
______________________________________  (Principal Financial
            Robert G. Gwin              Officer)

     /s/ William J. Weronick           Vice President, Finance     October 25, 2000
______________________________________  (Principal Accounting
         William J. Weronick            Officer)

      /s/ J.R. Holland, Jr.            Director                    October 25, 2000
______________________________________
          J.R. Holland, Jr.

         /s/ Edward Walsh              Director                    October 25, 2000
______________________________________
             Edward Walsh

       /s/ Jeffrey G. Korn             Director                    October 25, 2000
______________________________________
           Jeffrey G. Korn

        /s/ Rich Groeneweg             Director                    October 25, 2000
______________________________________
            Rich Groeneweg

      /s/ J. William Fuller            Director                    October 25, 2000
______________________________________
          J. William Fuller

       /s/ Charles McCusker            Director                    October 25, 2000
______________________________________
           Charles McCusker

                      PROSOFTTRAINING.COM AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                               Deductions
                          Balance                                write-
                            at     Charged to Acquired through   offs,
                         beginning costs and      Business       net of    Balance at
                          of year   expenses   Combination (1) recoveries  end of year
                         --------- ---------- ---------------- ----------  -----------
Allowance for doubtful
 accounts:
  Year ended July 31,
   2000................. $ 199,362 $  93,240      $ 65,143     $ (106,458)  $ 251,287
  Year ended July 31,
   1999................. $ 329,802 $ 197,052      $    --      $ (327,492)  $ 199,362
  Year ended July 31,
   1998................. $ 131,182 $ 707,815      $    --      $ (509,195)  $ 329,802
Allowance for returns:
  Year ended July 31,
   2000................. $     --  $     --       $    --      $      --    $     --
  Year ended July 31,
   1999................. $     --  $     --       $    --      $      --    $     --
  Year ended July 31,
   1998................. $ 375,000 $  36,792      $    --      $ (411,792)  $     --

--------
(1)  Acquired through the acquisition of ComputerPREP in July 2000.

                                 EXHIBIT INDEX

Exhibit No.                              Description of Exhibits
-----------                              -----------------------
    2         Agreement and Plan of Reorganization dated March 26, 1996 between the Company,
              Pro-Soft Development Corp. and the shareholders of Pro-Soft Development Corp.
              Filed as Exhibit 2 to the Company's Registration Statement on Form S-1 (No.
              333-11247) ("Registration Statement No. 333-11247") and incorporated herein by reference.
    3.1       Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit
              3.1 to Registration Statement No. 333-35249 and incorporated herein by reference.
    3.2       Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to
              Registration Statement No. 333-11247 and incorporated herein by reference.
   10.1       Pro-Soft Development Corp. 1996 Stock Option Plan. Filed as Exhibit 10.1 to
              Registration Statement No. 333-11247 and incorporated herein by reference.
   10.2       ProSoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as Exhibit
              10.2 to Registration Statement No. 333-35249 and incorporated herein by reference.
   10.3       Form of Registration and Lock-Up Agreement dated September  , 1996 between the
              Company and certain of the Selling Stockholders. Filed as Exhibit 10.5 to
              Registration Statement No. 333-11247 and incorporated herein by reference.
   10.4       Form of Indemnification Agreement between the Company and its Directors and
              Officers. Filed as Exhibit 10.13 to Registration Statement No. 333-11247 and
              incorporated herein by reference.
   10.5       Office Building Lease dated as of December 16, 1996 between COSCAN California
              Limited Partnership and the Company. Filed as Exhibit 10 to the Company's
              Report on Form 10-Q for the quarter ended January 31, 1997 and incorporated herein by reference.
   10.6       Registration Rights Agreement dated as of March 13, 1997 among the Company and various investors. Filed as Exhibit 10.17 to Registration Statement No. 333-
              11247 and incorporated herein by reference.
   10.7       Registration Rights Agreement dated as of November 12, 1997 among the Company and various investors. Filed as Exhibit 10.22 to the Company's Registration
              Statement on Form S-3 (No. 333-35249) and incorporated herein by reference.
   10.8       Form of Stock Purchase Agreement dated as of November 18, 1998 by and among the
              Company and various investors. Filed as Exhibit 10.18 to Registration Statement
              No. 333-35249 and incorporated herein by reference.
   10.9       Note and Warrant Purchase Agreement dated as of December 2, 1998 by and among the Company and various investors. Filed as Exhibit 10.19 to Registration
              Statement 333-35249 and incorporated herein by reference.
   10.10      Registration Rights Agreement dated as of December 2, 1998 among the Company and various investers. Filed as Exhibit 10.20 to Registration Statement No.
              333-35249 and incorporated herein by reference.
   10.11      Accounts Receivable Purchase Agreement dated as of November 6, 1998 by and between the Company and Silicon Valley Financial Services (a division of
              Silicon Valley Bank). Filed as Exhibit 10.4 to the Company's Quarterly Report
              on Form 10-Q for the quarterly period ended January 31, 1999 and incorporated herein by reference.
   10.12      Consultant Agreement dated July 1, 1999 by and between the Company and
              Investment Transaction, LLC. Filed as Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended April 30, 1999 and incorporated herein by reference.

10.13   Employment Agreement dated January 1, 1999 between the Company and Uday O.
        Pabrai. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
        for the quarterly period ended April 30, 1999 and incorporated herein by reference.
10.14   Employment Agreement dated February 1, 2000 between the Company and David I.
        Perl. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
        the quarterly period ended April 30, 2000 and incorporated herein by reference.
10.15   Employment Agreement dated February 1, 2000 between the Company and Jerrell M.
        Baird. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
        the quarterly period ended April 30, 2000 and incorporated herein by reference.
10.16   Securities Purchase Agreement dated as of November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.1 to the Company's
        Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.
10.17   Registration Rights Agreement dated as of November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.2 to the Company's
        Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.
10.18   Warrant Agreement dated as of November 22, 1999 among the Company and Hunt
        Capital Growth Fund, II L.P. Filed as Exhibit 10.3 to the Company's Quarterly
        Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.
10.19   Stock Purchase Agreement dated as of June 27, 2000 by and among the Company,
        Drake Personnel (New Zealand) Limited and ComputerPREP, Inc. Filed as Exhibit
        2.1 to the Company's Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.
10.20   Registration Rights Agreement dated as of June 27, 2000 by and among the
        Company and Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.1 to the
        Company's Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.
10.21   Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.2 to the
        Company's Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.
10.22   Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.3 to the
        Company's Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.
10.23   Securities Purchase Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.4 to the Company's Current Report on
        Form 8-K dated June 27, 2000 and incorporated herein by reference.
10.24   Registration Rights Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.5 to the Company's Current Report on
        Form 8-K dated June 27, 2000 and incorporated herein by reference.
10.25   Employment Agreement dated July 17, 2000 between the Company and Robert S.
        Gwin.
21      Subsidiaries of the Company
23.1    Consent of Grant Thornton LLP
27      Financial Data Schedule.