Form 10-Q
period 2000-10-31
PROSOFTTRAINING COM
filed 2000-12-15
CIK 1018693

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 -------------

                                   FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended October 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to                  .
                                    -----------------    -----------------

                       Commission File Number 000-21535

                                 -------------

                              ProsoftTraining.com
            (Exact name of Registrant as specified in its charter)

          NEVADA                                          87-0448639
State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification No.)

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

                                 -------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO ( )

     The number of shares of the registrants' common stock, $.001 par value, outstanding as of December 11, 2000 was 22,764,987 shares.

================================================================================

                              PROSOFTTRAINING.COM

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                                         Page
                                                                                                                        -------
                                                               PART I
                                                       Financial Information

Item 1.       Financial Statements
              Consolidated Statements of Operations
                 Three months ended October 31, 2000 and October 31, 1999.............................................     3

              Consolidated Balance Sheets
                 October 31, 2000 and July 31, 2000...................................................................     4

              Consolidated Statements of Cash Flows
                 Three months ended October 31, 2000 and October 31, 1999.............................................     5

              Notes to Consolidated Financial Statements..............................................................     6

Item 2.       Management's Discussion and Analysis of the Results of Operations and Financial Condition...............     7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..............................................    10

Item 4.       Submission of Matters to a Vote of Security Holders.....................................................    10

                                                              PART II
                                                         Other Information

Item 6.       Exhibits and Reports on Form 8-K........................................................................    10

Signatures............................................................................................................    12


                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                            Three Months Ended October 31,
                                                            -------------------------------
                                                                2000                 1999
                                                            ----------           ----------
Revenue:
    Services                                                   $ 2,089              $ 2,657
    Courseware                                                   6,672                  804
    Certification                                                  703                  320
                                                            ----------           ----------
        Total revenue                                            9,464                3,781
                                                            ----------           ----------

Costs and expenses:
    Costs of revenue                                             3,835                2,083
    Content development                                            472                  270
    Sales and marketing                                          1,666                  336
    General and adminstrative                                    1,929                  819
    Depreciation and amortization                                  770                  193
    Restructuring credit                                             -                 (150)
                                                            ----------           ----------
        Total costs and expenses                                 8,672                3,551
                                                            ----------           ----------

Income from operations                                             792                  230
Interest income                                                    161                    4
Interest expense                                                   (14)                (174)
                                                            ----------           ----------
Income before income taxes                                         939                   60
Deferred income tax benefit                                        200                    -
                                                            ----------           ----------
Net income                                                     $ 1,139              $    60
                                                            ==========           ==========

Net income per share:
    Basic                                                      $  0.05              $     -
                                                            ==========           ==========
    Diluted                                                    $  0.05              $     -
                                                            ==========           ==========
Weighted average shares outstanding:
    Basic                                                       22,683               14,330
                                                            ==========           ==========
    Diluted                                                     25,024               14,330
                                                            ==========           ==========

                            See accompanying notes.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                  October 31, 2000         July 31, 2000
                                                                                  ----------------         -------------
                             A S S E T S
                             -----------
Current assets:
      Cash and cash equivalents                                                        $ 12,926             $ 13,044
      Note Receivable                                                                       300
      Accounts receivable, less allowances of $328 in October and $251
         in July                                                                          5,781                4,894
      Deferred income taxes                                                                 675                  425
      Prepaid expenses and other current assets                                             579                  195
                                                                                       --------             --------
            Total current assets                                                         20,261               18,558
      Property and equipment, net                                                         1,183                1,068
      Goodwill, net of accumulated amortization of $1,636 in October and $1,088 in
         July                                                                            37,188               37,637
      License agreements, net of accumulated amortization of $633 in October and
         $540 in July                                                                     2,164                1,256
                                                                                       --------             --------
            Total assets                                                               $ 60,796             $ 58,519
                                                                                       ========             ========

       L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y
       --------------------------------------------------------------------
Current liabilities:
      Accounts payable                                                                 $  5,485             $  5,147
      Accrued expenses                                                                    2,487                2,188
      Current portion of capital lease obligations                                           90                   85
      Accrued restructure costs                                                             129                  133
                                                                                       --------             --------
            Total current liabilities                                                     8,191                7,553

      Obligations under capital leases, net of current portion                              223                  246
      Other                                                                                 766                  291
                                                                                       --------             --------
            Total liabilities                                                             9,180                8,090
                                                                                       --------             --------

      Common stock subject to redemption                                                     57                   57

Stockholders' equity:
      Common shares, par value $.001 per share: authorized shares: 50,000,000;
         issued: 22,742,775 shares in October and 22,645,462 shares in July                  23                   23
      Additional paid-in capital                                                        100,697              100,562
      Accumulated deficit                                                               (49,088)             (50,227)
      Accumulated other comprehensive income                                                  2                   89
      Less common stock in treasury, at cost: 11,912 shares                                 (75)                 (75)
                                                                                       --------             --------
            Total stockholders' equity                                                   51,559               50,372
                                                                                       --------             --------
            Total liabilities and stockholders' equity                                 $ 60,796             $ 58,519
                                                                                       ========             ========

                            See accompanying notes.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In  thousands)
                                  (Unaudited)

                                                                      Three Months
                                                                    Ended October 31,
                                                                -------------------------
                                                                    2000          1999
                                                                -----------    ----------
Operating activities:
    Net income                                                      $ 1,139        $   60
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                   769           193
        Restructure benefit                                               -          (150)
        Accretion of debt discount                                        -            64
        Deferred income taxes                                          (200)            -
        Changes in operating assets and liabilities:
          Accounts receivable                                          (969)         (405)
          Prepaid expenses and other current assets                    (408)          158
          Accounts payable                                             (195)          498
          Accrued expenses                                              368          (186)
          Accrued restructure costs                                      (4)         (204)
                                                                -----------    ----------
    Net cash provided by operating activities                           500            28
Investing activities:
    Purchases of property and equipment                                (261)          (25)
    Note receivable                                                    (300)            1
                                                                -----------    ----------
    Net cash used in investing activities                              (561)          (24)
Financing activities:
    Issuance of common stock                                            137            94
    Principal payments on debt and capital leases                       (19)         (250)
    Other                                                              (150)           (2)
                                                                -----------    ----------
    Net cash used in financing activities                               (32)         (158)
Effects of exchange rates on cash                                       (25)            1
                                                                -----------    ----------
Net decrease in cash and cash equivalents                              (118)         (153)
Cash and cash equivalents at beginning of period                     13,044         1,153
                                                                -----------    ----------
Cash and cash equivalents at end of period                          $12,926        $1,000
                                                                ===========    ==========

Supplementary disclosure of cash paid during the year for:
    Interest                                                        $    11        $   77
                                                                ===========    ==========
    Income taxes                                                    $     -        $    -
                                                                ===========    ==========

                            See accompanying notes.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

1.   General

     These consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month period ended October 31, 2000, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2001. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Comprehensive Income

     The components of comprehensive income for the three months ended October 31, 2000 and 1999 are as follows:

                                                      2000          1999
                                                     ------        -----
Net income                                           $1,139        $  60
Other comprehensive income (loss):
   Foreign currency translation adjustments             (87)           1
                                                     ------        -----
Comprehensive income                                 $1,052        $  61
                                                     ======        =====

3.   Restructuring

     In the quarter ended April 30, 1999, the Company recorded a $3,723 charge for restructure and other unusual items associated with the Company's decision to exit the retail training business. The restructuring charge included $259 for the Dallas leased facility. In the first quarter of fiscal 2000, the Company negotiated a lease termination agreement with the Dallas landlord that resulted in a restructuring credit of $150.

     Accrued restructuring costs at October 31, 2000, represent accrued lease costs on closed facilities and other termination costs.

4.   Earnings Per Share of Common Stock

     Basic earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed on the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued.

     The following table is a reconciliation of the weighted average common shares used in the computation of basic and diluted EPS for the income statement period ended October 31, 2000. In the first quarter of fiscal year 2000, all potential common shares were anti-dilutive.

                                                     Three Months Ended
                                                        October 31,
                                                ----------------------------
                                                   2000              1999
                                                ----------        ----------
Weighted average shares outstanding
   Basic                                           22,683           14,330

   Assumed exercises of stock options               1,404                -



   Warrants                                          937                 -
                                                  ------            ------

   Diluted                                        25,024            14,330
                                                  ======            ======

5.   Acquisition

     In July 2000, the Company purchased all of the outstanding common stock of ComputerPREP, Inc. (ComputerPREP), a wholly owned subsidiary of Drake Personnel (New Zealand) Limited (Drake) in exchange for $15,000 in cash, 1,142 shares of the Company's common stock and warrants to purchase 600 shares of common stock. Shares and warrants issued in connection with this purchase have been valued at $17,800. As a result of the acquisition of ComputerPREP, which was accounted for as a purchase, goodwill of $36,000 was recorded by the Company.

     The following unaudited pro forma information presents summary consolidated results of operations of the Company and ComputerPREP as if this acquisition had occurred on August 1, 1999.

                                      Three months Ended
                                       October 31, 1999
                                      ------------------
Revenues                                   $6,281
                                           ------
Net income                                 $  285
                                           ------
Income per share:
   Basic                                   $  .02
                                           ------
   Diluted                                 $  .02
                                           ------

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

RESULTS OF OPERATIONS

     Comparison of Three Months Ended October 31, 2000 and 1999

     Revenue

     Services revenue for the three months ended October 31, 2000, was $2.1 million, compared to $2.7 million for the three months ended October 31, 1999, a decrease of $568,000 or 21%. This decrease resulted primarily from the Company's success in training CIW-certified instructors of the CIW channel and some softness in our non-CIW services business.

     Courseware revenue increased to $6.7 million in the three months ended October 31, 2000, compared to $804,000 in the three months ended October 31, 1999, an increase of $5.9 million or 730%. This increase was due to broader acceptance of the Company's proprietary CIW Internet skills certification program, an increase in CIW-certified instructors teaching CIW courses with our courseware, and revenue related to the ComputerPREP acquisition.

     Certification revenue for the first quarter of fiscal year 2001 was $703,000, an increase of 120% when compared to $320,000 for the same quarter of the previous year.

     Costs of Revenue

     Costs of revenue for the three months ended October 31, 2000, were $3.8 million, compared to $2.1 million for the three months ended October 31, 1999, an increase of $1.7 million or 84%. This increase is due primarily to the increase in revenue.

     Gross profit, defined as total revenue less costs of revenue, for the first quarter of fiscal year 2001 was $5.6 million, compared to $1.7 million for the previous year's first quarter, an increase of $3.9 million, or 232%. Gross profit as a percentage of revenue increased to a record 59% for the first quarter of fiscal year 2001, compared to 45% for the same quarter of the previous fiscal year. The improvement in gross profit reflects the increase in courseware revenue as a percentage of total revenue.

     Sales and Marketing

     Sales and marketing expenses for the three months ended October 31, 2000, were $1.7 million, compared to $336,000 for the three months ended October 31, 1999, an increase of $1.3 million. As planned, sales and marketing expenses increased as a percentage of revenue to 18%, compared to 9% for the previous year's first quarter.

     General and Administrative

     General and administrative expenses for the first quarter of fiscal year 2001 were 20% of revenue, down slightly as a percentage of revenue from the previous year's first quarter, despite increases due to the ComputerPREP acquisition and additions to the senior management team.

     Interest Income and Interest Expense

     Interest income increased $157,000 to $161,000 in the three months ended October 31, 2000 from $4,000 in the three months ended October 31, 1999. The increase in interest income is attributable to higher cash balances primarily associated with the private placement of stock in July 2000.

     Interest expense decreased $160,000 to $14,000 in the three months ended October 31, 2000 from $174,000 in the three months ended October 31, 1999. The decrease in interest expense is primarily attributable to the conversion of the debentures in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We had net cash from operating activities of $500,000 for the three months ended October 31, 2000, compared to $28,000 for the three months ended October 31, 1999. The increase in net cash from operating activities for the first quarter of fiscal 2001 was primarily due to income from operations, offset by an increase in accounts receivable, prepaid expenses and other current assets.

     Net cash used by us in investing activities was $561,000 for the three months ended october 31, 2000, which included purchases of property and equipment and advances on a Note Receivable.

     Net cash used by us in financing activities was $32,000 for the first quarter of fiscal 2001, compared to $158,000 for the prior year's fiscal quarter. The decrease in net cash used in financing activities is primarily due to repayment of debt in the first quarter of fiscal 2000.

     In November 1998, we entered into an Accounts Receivable Line of Credit agreement with a bank whereby up to 80% of the accounts receivable can be advanced, up to $3.5 million. We have not borrowed under this line of credit.

     Management believes that, with respect to its current operations, cash on hand and funds from operations, together with our credit facility, will be sufficient to cover reasonably foreseeable working capital and capital expenditure requirements. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations, and the possible issuance from time to time of long-term debt, equity or other securities. Depending upon conditions in the capital markets and other factors, we will from time to time consider the issuance of debt or other securities, or other possible capital markets transactions, the proceeds of which could be used for other corporate purposes.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND MARKET PRICE OF
STOCK

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

POSSIBILITY OF CONTINUING LOSSES

     We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results. We have incurred net losses of approximately $52 million from our inception on December 5, 1995, through July 31, 1999. For the year ended July 31, 2000, we reported net income of $1.6 million and the three months ended October 31, 2000, we reported net income of $1.1 million. Our ability to continue to generate income in the future is subject to uncertainty. In order to maintain profitability, we must continue to increase our revenues. We cannot assure you that we will be able to continue to increase revenues or achieve profitability.

UNCERTAINTY OF FUTURE FUNDING

     If we do not maintain profitability and generate positive cash flow as anticipated, we may need additional outside financing. Even if we do maintain profitability and positive cash flow, we may need outside financing to fund further growth of our business. We do not know at this time when we may need additional funds, and we cannot be certain that if we do need additional funds in the future, we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds when necessary, we may have to reduce planned expenditures, scale back our operations or growth, or enter into financing arrangements on terms which we would not otherwise accept.

INTENSE COMPETITION IN THE TRAINING MARKET

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

EFFECT OF MARKET OVERHANG ON STOCK PRICE

     Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements which have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 7.5 million shares, or approximately 31% of the shares of Common Stock currently outstanding on a diluted basis. These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under rule 144.

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

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's Annual Meeting of Stockholders was held on November 28, 2000. At the Annual Meeting, the following directors were elected to serve as Class I directors for a three-year term and until their respective successors are elected and qualified.

                                   Votes For                Votes Withheld
                             ----------------------  --------------------------
   Jerrell M. Baird               15,663,599                   258,921
   J. William Fuller              15,663,599                   258,921


     In addition, the following proposals were approved by the stockholders:

                                                                    Votes For            Votes Against         Abstentions
                                                              ----------------------  -------------------  --------------------
Approval of the Company's Employee Stock Purchase Plan              14,359,386               282,600              1,450
Approval of the Company's 2000 Stock Incentive Plan                  9,163,517             5,476,430              3,489
Approval of an amendment to the Company's Amended and
 Restated Articles of Incorporation to increase the total
 authorized shares of Common Stock of the Company from
 50,000,000 to 75,000,000                                           16,960,825             1,146,133              3,204
Ratification of the appointment of Grant Thornton LLP as
 the Company's independent public accountants for the
 fiscal year ending July 31, 2001                                   18,093,727                13,747              2,688


PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         Financial Data Schedule

     b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended October 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ProsoftTraining.com
Dated:   December 13, 2000
                                            /s/  JERRELL M. BAIRD
                                            ------------------------------------
                                            Jerrell M. Baird
                                            Chief Executive Officer
                                            and Chairman of the Board
                                            (Duly Authorized Officer)

Dated:   December 13, 2000
                                            /s/  ROBERT G. GWIN
                                            ------------------------------------
                                            Robert G. Gwin
                                            Chief Financial Officer
                                            (Principal Financial Officer)