Form 10-Q
period 2001-01-31
PROSOFTTRAINING COM
filed 2001-03-15
CIK 1018693

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended January 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to__________________.


                       Commission File Number 000-21535

                              ------------------

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

                                 -----------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO ( )

   The number of shares of the registrants' common stock, $.001 par value, outstanding as of March 6, 2001 was 22,234,505 shares.

================================================================================

                              PROSOFTTRAINING.COM

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                 Page
                                                                                                 ----
                                    PART I

                             Financial Information

Item 1.  Financial Statements
           Consolidated Statements of Earnings
             Three months ended January 31, 2001 and January 31, 2000, and
             Six months ended January 31, 2001 and January 31, 2000............................................     1

           Consolidated Balance Sheets
             January 31, 2001 and July 31, 2000................................................................     2

           Consolidated Statements of Cash Flows
             Six months ended January 31, 2001 and January 31, 2000............................................     3

           Notes to Consolidated Financial Statements..........................................................     4



Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................     6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................     9



                                    PART II

                               Other Information

Item 2.  Changes in Securities and Use of Proceeds.............................................................    10

Item 6.  Exhibits and Reports on Form 8-K......................................................................    10

Signatures.....................................................................................................    10

                      PROSOFTTRAINING.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         Three Months Ended                           Six Months Ended
                                                         ------------------                           ----------------
                                                             January 31,                                 January 31,
                                                             -----------                                 -----------
                                                       2001                2000                    2001                 2000
                                                     -------             -------                 -------              -------
Revenue:
   Services                                          $ 1,429             $ 2,123                 $ 3,518              $ 4,780
   Courseware                                          6,706               1,427                  13,379                2,231
   Certification                                       1,017                 451                   1,719                  771
                                                     -------             -------                 -------              -------
         Total revenue                                 9,152               4,001                  18,616                7,782
                                                     -------             -------                 -------              -------
Costs and expenses:
   Costs of revenue                                    4,010               2,039                   7,846                4,122
   Content development                                   520                 308                     991                  578
   Sales and marketing                                 1,737                 355                   3,404                  691
   General and administrative                          1,771                 942                   3,700                1,760
   Depreciation and amortization                         895                 188                   1,664                  381
   Restructuring credit                                    -                   -                       -                 (150)
                                                     -------             -------                 -------              -------
         Total costs and expenses                      8,933               3,832                  17,605                7,382
                                                     -------             -------                 -------              -------

Income from operations                                   219                 169                   1,011                  400

Interest income                                          137                  29                     298                   34
Interest expense                                         (12)               (178)                    (26)                (353)
                                                     -------             -------                 -------              -------

Income before income taxes                               344                  20                   1,283                   81

Deferred income tax benefit                              200                   -                     400                    -
                                                     -------             -------                 -------              -------

Net income                                           $   544             $    20                 $ 1,683              $    81
                                                     =======             =======                 =======              =======
Net income per share:

   Basic                                             $  0.02             $  0.00                 $  0.07              $  0.01
                                                     =======             =======                 =======              =======
   Diluted                                           $  0.02             $  0.00                 $  0.07              $  0.00
                                                     =======             =======                 =======              =======
Weighted average shares outstanding:

   Basic                                              22,792              15,929                  22,738               15,129
                                                     =======             =======                 =======              =======
   Diluted                                            24,908              19,105                  25,001               17,868
                                                     =======             =======                 =======              =======


                            See accompanying notes.

                      PROSOFTTRAINING.COM AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                   January 31, 2001            July 31, 2000
                                                                                   ----------------            -------------
                                                                                      (Unaudited)

                               ASSETS
                               ------
Current assets:
   Cash and cash equivalents                                                           $ 11,244                   $ 13,044
   Accounts receivable, less allowances of $341 and $251                                  5,658                      4,894
   Deferred income taxes                                                                    925                        425
   Prepaid expenses and other current assets                                                 86                        195
                                                                                       --------                   --------
       Total current assets                                                              17,913                     18,558

   Property and equipment, net                                                            1,810                      1,068
   Goodwill, net of accumulated amortization of $2,218 and $1,088                        40,761                     37,637
   License agreements and other intangible assets, net of
     accumulated amortization of $780 and $540                                            3,959                      1,256
                                                                                       --------                   --------
       Total assets                                                                    $ 64,443                   $ 58,519
                                                                                       ========                   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
   Accounts payable                                                                    $  5,446                   $  5,147
   Accrued expenses                                                                       3,041                      2,188
   Current portion of capital lease obligations                                             131                         85
   Accrued restructure costs                                                                 93                        133
                                                                                       --------                   --------
       Total current liabilities                                                          8,711                      7,553

   Obligations under capital leases, net of current portion                                 198                        246
   Other                                                                                    980                        291
                                                                                       --------                   --------
       Total liabilities                                                                  9,889                      8,090
                                                                                       --------                   --------

   Common stock subject to redemption                                                        19                         57

Stockholders' equity:
   Common shares, par value $.001 per share: authorized shares:
     75,000,000; outstanding: 23,097,001 shares in January and
     22,645,462 shares in July                                                               23                         23
   Additional paid-in capital                                                           103,116                    100,562
   Accumulated deficit                                                                  (48,544)                   (50,227)
   Accumulated other comprehensive income                                                    15                         89
   Less common stock in treasury, at cost: 11,912 shares                                    (75)                       (75)
                                                                                       --------                   --------
       Total stockholders' equity                                                        54,535                     50,372
                                                                                       --------                   --------
       Total liabilities and stockholders' equity                                      $ 64,443                   $ 58,519
                                                                                       ========                   ========


                            See accompanying notes.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Six Months Ended January 31,
                                                                                 --------------------------------
                                                                                   2001                     2000
                                                                                 -------                  -------
Operating activities:
   Net income                                                                    $ 1,683                  $    81
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                              1,664                      375
        Accretion of debt discount                                                     -                       99
        Deferred income taxes                                                       (400)                       -
        Changes in operating assets and liabilities,
          net of the effects of acquisition:
           Accounts receivable                                                      (716)                  (1,089)
           Prepaid expenses and other current assets                                 114                       29
           Accounts payable                                                         (214)                    (314)
           Accrued expenses                                                         (261)                     317
           Accrued restructure costs                                                 (40)                    (510)
                                                                                 -------                  -------

   Net cash provided by (used in) operating activities                             1,830                   (1,012)
Investing activities:
   Acquisition of business, net of cash acquired                                  (2,580)                       -
   Purchases of property and equipment                                              (728)                    (132)
   Courseware and license purchases                                               (1,192)                       -
   Note receivable                                                                     -                       13
                                                                                 -------                  -------

   Net cash used in investing activities                                          (4,500)                    (119)
Financing activities:
   Issuance of common stock                                                          917                    4,128
   Principal payments on capital leases                                              (44)                    (414)
   Other                                                                               -                      106
                                                                                 -------                  -------

   Net cash provided by financing activities                                         873                    3,820

Effects of exchange rates on cash                                                     (3)                     (22)
                                                                                 -------                  -------

Net (decrease) increase in cash and cash equivalents                              (1,800)                   2,667
Cash and cash equivalents at beginning of period                                  13,044                    1,153
                                                                                 -------                  -------
Cash and cash equivalents at end of period                                       $11,244                  $ 3,820
                                                                                 =======                  =======

Supplementary disclosure of cash paid during the year for:
   Interest                                                                      $    11                  $    77
                                                                                 =======                  =======
   Income taxes                                                                  $     -                  $     -
                                                                                 =======                  =======


                            See accompanying notes.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

1. General

   These consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six month period ended January 31, 2001, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2001. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Comprehensive income

   The components of comprehensive income for the three and six months ended January 31, 2001 and 2000 are as follows:


                                   Three months ended       Six months ended
                                       January 31,             January 31,
                                   ------------------      -----------------
                                    2001         2000       2001        2000
                                   -----        -----      ------      -----

Net income                         $ 544        $  20      $1,683      $  81
Other comprehensive income:
    Foreign currency translation
     adjustments                      13            2         (74)         2
                                   -----        -----      ------      -----
Comprehensive income               $ 557        $  22      $1,609      $  83
                                   =====        =====      ======      =====

3. Restructuring

   In the quarter ended April 30, 1999, the Company recorded a $3,723 charge for restructuring items associated with the Company's decision to exit the retail training business. The restructuring charge included $259 for the Dallas leased facility. In the first quarter of fiscal 2000, the Company negotiated a lease termination agreement with the Dallas landlord that resulted in a restructuring credit of $150.

   Accrued restructure costs at January 31, 2001, represent accrued lease expense on closed facilities and other termination costs.

4. Earnings Per Share of Common Stock

   Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

   The following table reconciles the number of shares utilized in the earnings per share calculations for the three and six-month periods ended January 31, 2001 and 2000.


                                Three Months Ended      Six Months Ended
                                    January 31,             January 31,
                                ------------------     ------------------
                                  2001       2000        2001       2000
                                -------    -------     -------    -------

     Common shares - basic       22,792     15,929      22,738     15,129

     Effect of dilutive
      securities:
         Stock options            1,200      1,665       1,338      1,484
         Other                      916      1,511         925      1,255
                                -------    -------     -------    -------
     Common shares - diluted     24,908     19,105      25,001     17,868
                                =======    =======     =======    =======


5. Acquisition

   In December 2000, the Company purchased all the assets of Mastery Point Learning Systems, Inc. (Mastery) in exchange for $2,500 in cash and 164 shares of the Company's common stock. Shares issued in connection with the purchase have been valued at $1,500. As a result of the acquisition of Mastery, which the Company accounted for as a purchase, goodwill of $4,155 was recorded by the Company.

   In July 2000, the Company purchased all of the outstanding common stock of ComputerPREP, Inc. (ComputerPREP), a wholly owned subsidiary of Drake Personnel (New Zealand) Limited in exchange for $15,000 in cash, 1,142 shares of the Company's common stock and warrants to purchase 600 shares of common stock. Shares and warrants issued in connection with this purchase have been valued at $17,800. As a result of the acquisition of ComputerPREP, which was accounted for as a purchase, goodwill of $36,000 was recorded by the Company.

   Pro forma operating results giving effect to the Mastery acquisition as though this acquisition occurred on August 1, 1999 is not presented because it is not materialy different than the Company's actual results.

  The following unaudited pro forma information presents summary consolidated results of operations of the Company and ComputerPREP as if this acquisition had occurred on August 1, 1999.

                                 Three Months Ended       Six Months Ended
                                  January 31, 2000        January 31, 2000
                                ---------------------    ------------------
     Revenues                           $6,663                 $12,944
                                        ======                 =======

     Net Income                         $  552                 $   837
                                        ======                 =======

     Income Per Share:
          Basic                         $  .03                 $   .05
                                        ======                 =======
          Diluted                       $  .03                 $   .04
                                        ======                 =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements. For the purposes of this Form 10-Q, "we" and "our" refers to the Company.

OVERVIEW

   We are a leading provider of professional information technology skills content, training and certification. We sell and license our courseware, offer instruction services and provide technology skills certification through our brands, CIW and CCNT to training companies, internal corporate training departments and academic institutions around the world. Our products allow individuals to develop, upgrade and certify their information technology skills.

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

RESULTS OF OPERATIONS

   Revenue

   Total revenue increased to $9.15 million in the three months ended January 31, 2001 from $4 million in the three months ended January 31, 2000 and increased to $18.62 million in the six months ended January 31, 2001 from $7.78 million in the six months ended January 31, 2000.

   The increase in total revenue was attributable to a broader acceptance of the Company's proprietary CIW Internet certification program, an increase in CIW certified instructors teaching CIW courses with our proprietary courseware and additional courseware revenue related to the ComputerPREP acquisition.

   Service revenue decreased to $1.43 million in the three months ended January 31, 2001 from $2.12 million in the three months ended January 31, 2000 and decreased to $3.52 million in the six months ended January 31, 2001 from $4.78 million in the six months ended January 31, 2000. The decrease in service revenue was attributable to an increase in CIW certified instructors at our CIW channel partners and softness in our non-CIW services business.

   Costs of Revenue

   Costs of revenue increased by $1.97 million, or 97% compared with the year-ago quarter and $3.72 million, or 90%, compared with the year-ago six-month period. As a percentage of revenue, gross proft, defined as total revenue less costs of revenue, increased to 56% from 49% in the year-ago quarter and to 58% from 47% in the year-ago six-month period, respectively. These increases are primarily due to the increase in courseware revenue as a percentage of total revenue.

   Content Development

   Content development expenses as a percentage of revenues were 6% for the quarter and 5% for the six-month period, a decrease of 2 percentage points when compared to the same year-ago periods.

   Sales and Marketing

   Sales and marketing expenses increased $1.38 million, or 389%, compared with the same year-ago quarter and increased $2.71 million, or 392%, compared with the prior six-month period. These increases are primarily attributable to higher sales activity, to our CIW market brand campaign and to increases in the number of employees in our marketing and sales organizations related primarily to the ComputerPREP acquisition. We anticipate that the amount of sales and marketing expenses will continue to increase in absolute dollars due to the planned growth of our marketing force and to expected additional increases in marketing programs and branding activities and advertising.

   General and Administrative

   General and administrative expenses increased to $1.77 million for the three months ended January 31, 2001 from $0.94 million for the three months ended January 31, 2000. For the six months ended January 31, 2001, general and administrative expenses increased to $3.70 million from $1.76 million for the comparable period in the prior year. The increases are primarily attributable to the ComputerPREP acquisition in July 2000 and increases in executive and finance employees.

   Interest Income and Interest Expense

   Interest income increased to $0.30 million in the six months ended January 31, 2001 from $0.03 million in the six months ended January 31, 2000. The increase in interest income is attributable to higher cash balances primarily associated with the private placement of stock in July 2000.

   Interest expense decreased to $0.03 million in the six months ended January 31, 2001 from $0.36 million in the six months ended January 31, 2000. The decrease in interest expense is primarily attributable to the conversion of the debentures in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operating activities for the six months ended January 31, 2001 was $1.83 million, compared with $1.01 million cash used in operating activities in the same year-ago period. The increase resulted primarily from increased net income.

   Cash used in investing activities for the six months ended January 31, 2001 was $4.50 million, compared with $.12 million in the same year-ago period. The increase in cash used in investing activities was primarily due to the acquisition of Mastery Point Learning Systems, increased equipment purchases and courseware and license purchases.

   Net cash provided by financing activities was $0.87 million for the six months ended January 31, 2001 compared with $3.82 million in the same year-ago period. The decrease resulted primarily from the reduced exercise of stock options and warrants in the six months ended January 31, 2001, and the sale of
3.3 million shares of our common stock in a private placement in the six months ended January 31, 2000.

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

POSSIBILITY OF LOSSES

   We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results. We incurred net losses of approximately $52 million from our inception on December 5, 1995, through July 31, 1999. For the year ended July 31, 2000, we reported net income of $1.62 million, and for the six months ended January 31, 2001, we reported net income of $1.68 million. Our ability to continue to generate income in the future is subject to uncertainty. In order to maintain profitability, we must continue to increase our revenues. We cannot assure you that we will be able to continue to increase revenues or maintain profitability.

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

INTENSE COMPETITION IN TRAINING MARKET

   We face substantial competition in the training market. Competition in the information technology training market is intense, rapidly changing and affected by the rapidly evolving nature of the Internet/intranet industry. A number of other companies offer products and services similar to ours, and additional new competitors may emerge in the future. Many of our existing competitors have substantially greater capital resources, technical expertise, marketing experience, research and development status, established customers and facilities than we do. As a result, there is a risk that we will not be able to successfully compete with existing and future competitors, which would adversely affect our financial performance.

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

EFFECT OF MARKET OVERHANG ON STOCK PRICE

   Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements which have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 6.5 million shares, or approximately 26% of the shares of Common Stock currently outstanding on a diluted basis. These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under Rule 144.

VOLATILITY OF STOCK PRICE

   Our Common Stock has experienced substantial price volatility and such volatility may continue to occur in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as the following may have a significant effect on the market price of our Common Stock:


   .  fluctuations in our operating results

   .  perceptions by others of our ability to obtain any necessary new financing

   .  limited trading market for our Common Stock

   . announcements of new ventures or products and services by us or our competitors

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   None.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   c)  Recent Sales of Unregistered Securities

       On December 13, 2000, the Company issued 164,496 shares of Common Stock to Mastery Point Learning Systems, Inc. ("Mastery Point") in connection with the acquisition of the assets of Mastery Point. The Company believes that the issuance to Mastery Point was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") in reliance on the exemption contained in Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits

      3.1 Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No. 333-53000) and incorporated herein by reference.

      10.1 Employment Agreement dated April 21, 2000 between the Company and Jeffrey Korn.

      10.2 Prosofttraining.com 2000 Stock Incentive Plan. Filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

      10.3 Prosofttraining.com 2000 Employee Stock Purchase Plan.  Filed as
Exhibit 99.2 to the Company's Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

   b) Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended January 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ProsoftTraining.com

Dated:   March 15, 2001                           /s/  JERRELL M. BAIRD
                                                  ---------------------
                                                  Jerrell M. Baird
                                                  Chief Executive Officer
                                                  and Chairman of the Board
                                                  (Duly Authorized Officer)


Dated:   March 15, 2001                           /s/   ROBERT G. GWIN
                                                  --------------------
                                                  Robert G. Gwin
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)