Form 10-Q
period 2001-04-30
PROSOFTTRAINING COM
filed 2001-06-12
CIK 1018693

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    _______

                                   FORM 10-Q
(Mark One)
(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended April 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to__________________.

                        Commission File Number 000-21535

                                    _______

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

                                   _______

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO ( )

     The number of shares of the registrants' common stock, $.001 par value, outstanding as of June 5, 2001 was 23,502,631 shares.


================================================================================

                              PROSOFTTRAINING.COM

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            Page
                                                                            ----
                                    PART I

                             Financial Information

Item 1.   Financial Statements
            Consolidated Statements of Operations
              Three months ended April 30, 2001 and April 30, 2000, and
              Nine months ended April 30, 2001 and April 30, 2000...........   1

            Consolidated Balance Sheets
              April 30, 2001 and July 31, 2000..............................   2

             Consolidated Statements of Cash Flows
              Nine months ended April 30, 2001 and April 30, 2000...........   3

            Notes to Consolidated Financial Statements......................   4




Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................   6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........  10



                                    PART II

                               Other Information

Item 6.   Exhibits and Reports on Form 8-K..................................  10

Signatures..................................................................  11

                     PROSOFTTRAINING.COM AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                  (Unaudited)


                                                          Three Months Ended                       Nine Months Ended
                                                          ------------------                       -----------------
                                                               April 30,                               April 30,
                                                              ----------                               ---------
                                                         2001              2000                 2001              2000
                                                         ----              ----                 ----              ----
Revenue:
  Services                                              $ 1,211           $ 2,980              $ 4,729           $ 7,760
  Courseware                                              5,004             1,251               18,383             3,482
  Certification                                             972               915                2,691             1,687
                                                        -------           -------              -------           -------
         Total revenue                                    7,187             5,146               25,803            12,929
                                                        -------           -------              -------           -------

Costs and expenses:
  Costs of revenue                                        3,684             2,537               11,530             6,659
  Content development                                       526               316                1,517               894
  Sales and marketing                                     2,181               519                5,585             1,211
  General and administrative                              2,056             1,077                5,756             2,837
  Depreciation and amortization                             930               197                2,594               578
  Restructuring and re-alignment charge (credit)            664                 -                  664              (150)
                                                        -------           -------              -------           -------
         Total costs and expenses                        10,041             4,646               27,646            12,029
                                                        -------           -------              -------           -------

Income (loss) from operations                            (2,854)              500               (1,843)              900

Interest income                                              76                45                  374                78
Interest expense                                            (12)              (31)                 (38)             (383)
                                                        -------           -------              -------           -------

Income (loss) before income taxes                        (2,790)              514               (1,507)              595

Deferred income tax benefit                                   -                 -                  400                 -
                                                        -------           -------              -------           -------

Net income (loss)                                       $(2,790)          $   514              $(1,107)          $   595
                                                        =======           =======              =======           =======

Net income (loss) per share:
  Basic                                                 $  (.12)          $   .03              $  (.05)          $   .04
                                                        =======           =======              =======           =======
  Diluted                                               $  (.12)          $   .02              $  (.05)          $   .03
                                                        =======           =======              =======           =======
Weighted average shares outstanding:
  Basic                                                  23,263            18,729               22,909            16,312
                                                        =======           =======              =======           =======
  Diluted                                                23,263            21,620               22,909            19,724
                                                        =======           =======              =======           =======



                            See accompanying notes.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                   April 30, 2001             July 31, 2000
                                                                             -----------------------    -----------------------
                             A S S E T S                                         (Unaudited)
                             -----------
Current assets:
    Cash and cash equivalents                                                $                 6,970    $                13,044
    Accounts receivable, less allowances of $444 and $251                                      4,811                      4,894
    Deferred income taxes                                                                        925                        425
    Prepaid expenses and other current assets                                                    913                        195
                                                                             -----------------------    -----------------------
          Total current assets                                                                13,619                     18,558


    Property and equipment, net                                                                1,902                      1,068
    Goodwill, net of accumulated amortization of $2,834 and $1,088                            40,145                     37,637
    License agreements and other intangible assets, net of accumulated
       amortization of $928 and $540                                                           3,986                      1,256
                                                                             -----------------------    -----------------------
          Total assets                                                       $                59,652    $                58,519
                                                                             =======================    =======================

 L I A B I L I T I E S  A N D  S T O C K H O L D E R S '  E Q U I T Y
 --------------------------------------------------------------------
Current liabilities:
    Accounts payable                                                         $                 2,852    $                 5,147
    Accrued expenses                                                                           2,416                      2,188
    Current portion of capital lease obligations                                                 130                         85
    Accrued restructure costs                                                                    535                        133
                                                                             -----------------------    -----------------------
          Total current liabilities                                                            5,933                      7,553

    Obligations under capital leases, net of current portion                                     175                        246
    Other                                                                                        650                        291
                                                                             -----------------------    -----------------------
          Total liabilities                                                                    6,758                      8,090
                                                                             -----------------------    -----------------------

    Common stock subject to redemption                                                            19                         57

Stockholders' equity:
    Common shares, par value $.001 per share: authorized shares:
       75,000,000; outstanding: 23,556,942 shares and 22,645,462 shares                           24                         23
    Additional paid-in capital                                                               104,255                    100,562
    Accumulated deficit                                                                      (51,334)                   (50,227)
    Accumulated other comprehensive income                                                         5                         89
    Less common stock in treasury, at cost: 11,912 shares                                        (75)                       (75)
                                                                             -----------------------    -----------------------
          Total stockholders' equity                                                          52,875                     50,372
                                                                             -----------------------    -----------------------
          Total liabilities and stockholders' equity                         $                59,652    $                58,519
                                                                             =======================    =======================


                            See accompanying notes.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                          April 30,
                                                                                             -----------------------------------
                                                                                                2001                     2000
                                                                                                ----                     ----

Operating activities:
 Net income (loss)                                                                           $  (1,107)               $     595
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                2,594                      572
    Restructure and realignment charge (credit)                                                    664                     (150)
    Accretion of debt discount                                                                       -                       99
    Deferred income taxes                                                                         (400)                       -
    Changes in operating assets and liabilities,
     net of the effects of acquisition:
      Accounts receivable                                                                          134                   (2,599)
      Prepaid expenses and other current assets                                                   (725)                    (185)
      Accounts payable                                                                          (2,749)                     226
      Accrued expenses                                                                              (2)                     170
      Accrued restructure costs                                                                   (243)                    (506)
                                                                                             ---------                ---------
 Net cash used in operating activities                                                          (1,834)                  (1,778)

Investing activities:
  Acquisition of business, net of cash acquired                                                 (2,580)                       -
  Purchases of property and equipment                                                           (1,024)                    (307)
  Courseware and license purchases                                                              (2,606)                       -
  Note receivable                                                                                    -                       13
                                                                                             ---------                ---------
  Net cash used in investing activities                                                         (6,210)                    (294)

Financing activities:
  Issuance of common stock                                                                       2,055                    5,910
  Principal payments on capital leases                                                             (67)                    (640)
  Other                                                                                              -                      191
                                                                                             ---------                ---------
  Net cash provided by financing activities                                                      1,988                    5,461

Effects of exchange rates on cash                                                                  (18)                     (36)
                                                                                             ---------                ---------

Net (decrease) increase in cash and cash equivalents                                            (6,074)                   3,353
Cash and cash equivalents at beginning of period                                                13,044                    1,153
                                                                                             ---------                ---------
Cash and cash equivalents at end of period                                                   $   6,970                $   4,506
                                                                                             =========                =========

Supplementary disclosure of cash paid during the year for:
  Interest                                                                                   $      20                $     205
                                                                                             =========                =========
  Income taxes                                                                               $       -                $       -
                                                                                             =========                =========

                            See accompanying notes.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands, except per share data)

1. General

   These consolidated financial statements do not include footnotes and certain financial information normally presented annually under generally accepted accounting principles and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine-month period ended April 30, 2001 are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2001. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim period. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Comprehensive income

   The components of comprehensive income for the three and nine months ended April 30, 2001 and 2000 are as follows:

                                                               Three months ended                  Nine months ended
                                                                    April 30,                          April 30,
                                                         -------------------------------     -----------------------------
                                                              2001              2000              2001            2000
                                                              ----              ----              ----            ----
Net income (loss)                                        $      (2,790)    $         514     $      (1,107)    $       595
Other comprehensive income (loss):
  Foreign currency translation adjustments                         (10)               (1)              (84)              1
                                                         -------------     -------------     -------------     -----------
Comprehensive income (loss)                              $      (2,800)    $         513     $      (1,191)    $       596
                                                         =============     =============     =============     ===========


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

   Accrued restructure costs at April 30, 2001, related to the above charge, are $71 and represent accrued lease expense on closed facilities and equipment.

   In the quarter ended April 30, 2001, the Company recorded a $664 charge for restructuring and realignment associated with the Company's decision to disinvest in the instructor-led training business and realign the sales structure. The restructuring and realignment charge and the amount settled are summarized as follows:

                                                            Charge                     Settled                To Be Settled
                                                       -----------------        --------------------       -------------------
Severance and other employee related costs             $             253        $                  5       $               248
Fixed asset impairments and other costs                              411                         195                       216
                                                       -----------------        --------------------       -------------------
                                                       $             664        $                200       $               464
                                                       =================        ====================       ===================

   The unsettled amounts may change when final payments are made. The Company anticipates that the remaining restructuring and re-alignment actions will be substantially completed by year-end of fiscal 2001.

4. Earnings Per Share of Common Stock

   Basic earnings per common share was calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

   The following table reconciles the number of shares utilized in the earnings per share calculations for the three and nine-month periods ended April 30, 2001 and 2000.

                                                    Three Months Ended                  Nine Months Ended
                                                         April 30,                          April 30,
                                              -------------------------------     ------------------------------
                                                   2001              2000              2001             2000
                                              -------------     -------------     -------------    -------------
   Common shares - basic                             23,263            18,729            22,909           16,312

   Effect of dilutive securities:
     Stock options                                        -             1,699                 -            1,513
     Other                                                -             1,192                 -            1,899
                                              -------------     -------------     -------------    -------------

   Common shares - diluted                           23,263            21,620            22,909           19,724
                                              =============     =============     =============    =============


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

   Pro forma operating results giving effect to the Mastery acquisition as though this acquisition occurred on August 1, 1999 is not presented because it is not materially different than the Company's actual results.

   The following unaudited pro forma information presents summary consolidated results of operations of the Company and ComputerPREP as if this acquisition had occurred on August 1, 1999.

                                 Three Months Ended          Nine Months Ended
                                   April 30, 2000              April 30, 2000
                                 ------------------          -----------------

         Revenues                  $    8,188                  $    21,132
                                   ==========                  ===========

         Net Income                $    1,244                  $     2,082
                                   ==========                  ===========

         Net Income Per Share:
              Basic                $      .06                  $       .11
                                   ==========                  ===========
              Diluted              $      .05                  $       .09
                                   ==========                  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Please see the further discussions starting with "Additional factors that may affect results of operations and market price of stock" on page 9. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements. For the purposes of this Form 10-Q, "we" and "our" refers to the Company.

OVERVIEW

   We are a leading provider of professional information technology skills content, training and certification. We sell and license our courseware, offer instruction services and provide technology skills certification through our brands, CIW and CCNT, to training companies, internal corporate training departments and academic institutions around the world. Our products allow individuals to develop, upgrade and certify their information technology skills.

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

RESULTS OF OPERATIONS

   Revenue

   Total revenue was $7.19 million in the three months ended April 30, 2001, compared to $5.15 million in the three months ended April 30, 2000 and $25.80 million in the nine months ended April 30, 2001, compared to $12.93 million in the nine months ended April 30, 2000.

   The increase in total revenue was attributable to a broader acceptance of the Company's proprietary CIW Internet certification program, an increase in CIW certified instructors teaching CIW courses with our proprietary courseware and additional courseware revenue related to the ComputerPREP acquisition.

   Service revenue decreased to $1.21 million in the three months ended April 30, 2001 from $2.98 million in the three months ended April 30, 2000 and decreased to $4.73 million in the nine months ended April 30, 2001 from $7.76 million in the nine months ended April 30, 2000. The decrease in service revenue was attributable to a continued increase in CIW certified instructors at our CIW channel partners and a decrease in demand for our non-CIW services business.

   Costs of Revenue

   Costs of revenue increased by $1.15 million, or 45%, compared with the year-ago quarter and $4.87 million, or 73%, compared with the year-ago nine-month period. As a percentage of revenue, gross profit, defined as total revenue less costs of revenue, decreased to 49% from 51% in the year-ago quarter, but increased to 55% from 49% in the year-ago nine-month period, respectively. The decrease in the current quarter was primarily due to the negative gross profit in the services business because of the fixed cost nature of that business. The increase in the current nine-month period is primarily due to the increase in courseware revenue as a percentage of total revenue.

   Content Development

   Content development expenses as a percentage of revenues were relatively consistent for all periods presented, ranging between 6% and 7%.

   Sales and Marketing

   Sales and marketing expenses increased $1.66 million, or 320%, compared with the same prior year quarter and increased $4.37 million, or 361%, compared with the prior nine-month period. Sales and marketing expenses as a percentage of revenues were 30% for the quarter and 22% for the nine-month period, compared to 10% and 9% for the same year ago periods, respectively. These increases are primarily attributable to higher revenue, to our CIW market brand campaign and to increases in the number of employees in our marketing and sales organizations related primarily to the ComputerPREP acquisition in July 2000.

   General and Administrative

   General and administrative expenses increased to $2.06 million for the three months ended April 30, 2001 from $1.08 million for the three months ended April 30, 2000. For the nine months ended April 30, 2001, general and administrative expenses increased to $5.76 million from $2.84 million for the comparable period in the prior year. General and administrative expenses as a percentage of revenues were 29% for the quarter and 22% for the nine month period, compared to 21% and 22% for the same year ago periods, respectively. The increases are primarily attributable to the ComputerPREP acquisition and increases in executive and finance employees.

  Restructuring and Realignment Charge

  A restructuring and realignment charge of $0.66 million was recorded in the three months ended April 30, 2001 to account for the Company's decision to disinvest in the instructor-led training business and realign the sales structure. The restructuring and realignment charge consisted of employee severance and other employee-related costs of $0.25 million and fixed asset write-downs, leased facilities, equipment and other costs of $0.41 million. The restructure charge included a reduction in headcount of approximately 25%.

   Interest Income and Interest Expense

   Interest income increased to $0.37 million in the nine months ended April 30, 2001 from $0.08 million in the nine months ended April 30, 2000. The increase in interest income is attributable to higher cash balances primarily associated with the private placement of stock in July 2000.

   Interest expense decreased to $0.04 million in the nine months ended April 30, 2001 from $0.38 million in the nine months ended April 30, 2000. The decrease in interest expense is primarily attributable to the conversion of the debentures in January 2000.

LIQUIDITY AND CAPITAL RESOURCES

   Cash used in operating activities for the nine months ended April 30, 2001 was $1.83 million, compared with $1.78 million in the same year-ago period, and consists primarily of a reduction in accounts payable of $2.75 million, related to payments on investments made in our business in the prior quarters.

   Cash used in investing activities for the nine months ended April 30, 2001 was $6.21 million, compared with $0.29 million in the same year-ago period. The increase in cash used in investing activities was primarily due to the acquisition of Mastery Point Learning Systems, increased equipment purchases and courseware and license purchases.

   Net cash provided by financing activities was $1.99 million for the nine months ended April 30, 2001 compared with $5.46 million in the same year-ago period. The decrease resulted primarily from the reduced exercise of stock options and warrants in the nine months ended April 30, 2001, and the sale of
3.3 million shares of our common stock in a private placement in the nine months ended April 30, 2000.

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

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND MARKET PRICE OF
STOCK

   The discussions in this Form 10-Q concerning future financing needs, changes in business strategy, future profitability, and factors affecting liquidity contain forward-looking statements. Although we believe that these statements are reasonable in view of the facts available to us, no assurance can be given that all of these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Readers are cautioned that these forward-looking statements are only predictions and may differ materially from actual future events or results. Risk factors that could cause actual results to differ from those contained in these forward-looking statements include but are not limited to risks associated with business and economic conditions, a lack of growth in information technology training which could materially affect demand for our products, an inability to expand the business, a lack of revenue growth, the inability to increase market share, the impact of competition and downward pricing pressure, failure to maintain growth in courseware and certification, a decrease in sales, continued decline in services revenue, and an increase in cash used. Without limiting the foregoing, among these factors are those set forth in the following section, as well as those discussed elsewhere herein.

POSSIBILITY OF LOSSES

   We have a limited operating history, particularly with the new distribution strategy, which makes it difficult to predict our future operating results. We incurred net losses of approximately $52 million from our inception on December 5, 1995, through July 31, 1999. For the year ended July 31, 2000, we reported net income of $1.62 million, but for the nine months ended April 30, 2001, we reported a net loss of $1.11 million. Our ability to continue to generate income in the future is subject to uncertainty. In order to achieve profitability, we must continue to increase our revenues. We cannot assure you that we will be able to continue to increase revenues or achieve profitability.

UNCERTAINTY OF FUTURE FUNDING

   If we do not achieve profitability and generate positive cash flow as anticipated, we may need additional outside financing. Even if we do return to profitability and positive cash flow, we may need outside financing to fund further growth of our business. We do not know at this time when we may need additional funds, and we cannot be certain that if we do need additional funds in the future, we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds when necessary, we may have to reduce planned expenditures, scale back our operations or growth, or enter into financing arrangements on terms which we would not otherwise accept.

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

EFFECT OF MARKET OVERHANG ON STOCK PRICE

   Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements which have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 6.1 million shares, or approximately 25% of the shares of Common Stock currently outstanding on a diluted basis. These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under Rule 144.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   None.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Reports on Form 8-K

       A Current Report on Form 8-K dated April 17, 2001, was filed with the Securities and Exchange Commission reporting a revision in revenue expectations for the Company's fiscal third quarter ended April 30, 2001 and the expectation of a loss for that quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ProsoftTraining.com

Dated:   June 11, 2001                     /s/ JERRELL M. BAIRD
                                           ---------------------
                                           Jerrell M. Baird
                                           Chief Executive Officer
                                           and Chairman of the Board
                                           (Duly Authorized Officer)


Dated:   June 11, 2001                     /s/ ROBERT G. GWIN
                                           ------------------
                                           Robert G. Gwin
                                           Chief Financial Officer
                                           (Principal Financial Officer)