Form 10-K405
period 2001-07-31
PROSOFTTRAINING COM
filed 2001-10-25
CIK 1018693

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

   For the fiscal year ended: July 31, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from __________________to ______________________.

                       Commission File Number 000-21535

                               -----------------

                              ProsoftTraining.com
            (Exact name of Registrant as specified in its charter)

         Nevada                  87-0448639
     (State or other            (IRS Employer
     jurisdiction of         Identification No.)
    incorporation or
      organization)

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of September 28, 2001, was $14,971,769 based on the number of shares outstanding on such date and the last sale price for the common stock on such date of $0.64 per share as reported on the NASDAQ--National Market System.

   Part III is incorporated by reference from the Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2001.

   The number of shares of Common Stock issued and outstanding as of October 18, 2001: 23,973,256.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              PROSOFTTRAINING.COM

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                 Page
                                                PART I                                           ----

Item 1.  Business...............................................................................   1
           Organization History.................................................................   1
           Overview.............................................................................   1
           The Prosoft Strategy.................................................................   2
           Products.............................................................................   3
           Customers............................................................................   5
           Competition..........................................................................   6
           Competitive Advantages...............................................................   6
           Sources of Revenue...................................................................   8
           Sales, Marketing and Customer Support................................................   8
           Seasonality..........................................................................   8
           Trademarks and Copyrights............................................................   9
           Employees............................................................................   9
           Regulations..........................................................................   9

Item 2.  Properties.............................................................................  10

Item 3.  Legal Proceedings......................................................................  10

Item 4.  Submission of Matters to Vote of Security Holders......................................  10

                                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................  11

Item 6.  Selected Financial Data................................................................  11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................  16

Item 8.  Financial Statements and Supplementary Data............................................  17

Item 9.  Changes in and Disagreements with Accountants on Accounting & Financial Disclosure.....  32

                                               PART III

Item 10. Directors And Executive Officers Of The Registrant.....................................  33

Item 11. Executive Compensation.................................................................  33

Item 12. Security Ownership Of Certain Beneficial Owners And Management.........................  33

Item 13. Certain Relationships And Related Transactions.........................................  33

                                                PART IV

Item 14. Exhibits And Financial Statement Schedules And Reports On Form 8-K.....................  34

         Signatures.............................................................................  35

         Exhibit Index..........................................................................  37

ITEM 1. BUSINESS

   This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those discussed throughout this document.

Organization History

   ProsoftTraining.com (the "Company" or "ProsoftTraining" or "Prosoft" or "we" or "our") is incorporated under the laws of the State of Nevada. From its incorporation in May 1985 until March 1996, the Company had no significant operations. Beginning in February 1995, the Company's business was operated as a sole proprietorship (the "Proprietorship"). In December 1995, Pro-Soft Development Corp., a California corporation ("Old ProSoft"), was incorporated and acquired the business from the Proprietorship effective January 1, 1996. In March 1996, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with Old ProSoft and the Old ProSoft shareholders. Under the terms of the Reorganization Agreement, Old ProSoft shareholders received one share of Common Stock of the Company in exchange for each of their shares of Old ProSoft, and Old ProSoft became a wholly owned subsidiary of the Company (the "Reorganization"). As part of the Reorganization, all of the executive officers and directors of the Company resigned and the executive officers and directors of Old ProSoft became the executive officers and directors of the Company and the Company changed its name from Tel-Fed, Inc. to ProSoft Development, Inc. The Company changed its name to Prosoft I-Net Solutions, Inc. in October 1996 and in December 1998 changed its name to ProsoftTraining.com.

Overview

   ProsoftTraining is a leading provider of information technology ("IT") curriculum and certifications to help individuals develop, upgrade and validate critical IT skills. We sell and license our courseware, certifications and instructional services to academic institutions, commercial training centers, internal corporate training departments and individuals around the world.

   Through our ComputerPREP division, we distribute an extensive library of job-role and vendor-specific IT curriculum, including instructor-led, computer-based, Web-based and self-study products to academic institutions, commercial training centers and corporations. Customers can choose from 965 unique course titles that cover software products and certification programs such as Microsoft, Oracle, Linux, A+, Cisco, Certified Internet Webmaster ("CIW"), and Certified in Convergent Network Technologies ("CCNT").

   We own and manage two proprietary job-role certification programs, CIW and CCNT. We develop certification exams and provide candidates access to them through our own testing site and commercial testing sites in the VUE and Prometric networks. As the owner of the certification programs, we also create official preparatory courseware and authorize official training centers as appropriate.

   CIW has become the seventh-largest among more than 350 IT certifications, and the third-largest vendor-independent IT certification. We believe that our CIW certification program has emerged as the recognized industry-standard job role certification for Internet technologies. The certification covers job roles in Internet administration, security, application development, programming, design and e-commerce. The Company reported that the number of exams taken set a new record in August 2001 and the number of CIW certifications earned exceeded 30,000 by September 2001. Certification candidates have come from more than 100 countries.

   The CCNT credential and convergent technology courses were part of the Mastery Point Learning Systems acquisition announced on February 28, 2001. Convergence technology ("CT") is the merging of voice, video and data on a single network, integrating telecommunications and computer technologies. CCNT is a vendor-neutral credential program that teaches and validates an individual's knowledge of basic data communications, basic telecommunications and telephony. Our CCNT exams and curriculum are sponsored and endorsed by the Telecommunications Industry Association ("TIA"). We believe that the convergence technology industry is still emerging and presents growth potential for our business because substantial workforce training will be required to support the industry's growth.

   As the global economy continues to shift from an industrial base to a knowledge base, the demand for a workforce equipped with a broad set of technology skills continues to grow. Over the last decade, IT certifications from product vendors emerged as an effective way to create marketable IT skills or provide an entry point into a career in IT. More recently, non-vendor job-role IT certifications have emerged that accomplish the same objectives in today's open IT environment, which includes a greater variety of technologies such as the Internet, telecommunications and Linux. Job-role certifications provide entry to, and flexibility in, career options. Vendor-independent, job-role IT certification programs that validate skills demonstrate employability and individual initiative, and are portable between employers.

   We believe our revenue growth potential is primarily related to the shortage of IT skills in today's workforce. Even though many companies are experiencing reductions in staff, a substantial IT skills shortage still exists. Many corporations have empty positions that need to be filled or employees who need to update their skills. In addition, the rapid pace of change in today's environment will require workers to continually update skills to remain current. We believe this need will exist for many years.

The Prosoft Strategy

   Our objective is to be the leading provider of IT skills curriculum and certifications that help individuals and organizations increase the value and productivity of their human capital. Key elements of our strategy include:

   Providing Superior Content. We intend to continually update our courses, introduce new courses and leverage our courses across multiple formats, customers and industries. We continually monitor developments and changes in the IT industry in general, as well as the specific needs of our customers. We revise our CIW courses three times each year to reflect evolving technologies. In the last year, we added self-study products for CIW and A+ and extended our library to include 372 Web-based and CD-ROM e-learning products.

   Expanding the CIW Certification. We have established CIW as the industry-leading certification program for Internet professionals. CIW has the endorsement of the Association of Internet Professionals and the International Webmasters Association, among others, and is accredited by a number of colleges and universities around the world. By maintaining these endorsements; seeking the endorsement of leading hardware, software and e-business service providers; increasing the availability of preparatory training; and keeping the certification updated to reflect employer needs, we believe that we can enhance customer awareness and confidence in our certification and training products.

   Offering New IT Certifications. We have demonstrated competency in developing and managing IT certification programs. We believe the market for IT certifications, particularly vendor-neutral certifications, and the outsourcing of certification management is growing. We intend to expand our products and revenues in this business. Last year, we also accepted management responsibility for the jCert Initiative Java certification program, and for a new TIA upper-level CT certification to be called Convergent Technologies Professional.

   Leveraging CIW Authorized Training Provider ("CIW ATP") Network. To participate in the CIW program, training providers must become CIW ATPs by agreeing to use Official CIW courseware and CIW Certified Instructors ("CIW CIs"). We intend to leverage our CIW ATP channel by providing training, tools and incentives to sell more of our products and services. We believe there is a substantial opportunity to use price and promotion to cross-sell more non-CIW products to our existing CIW customers.

   Targeting New Markets. We intend to target new markets. This year we targeted community colleges and other academic institutions as a market where we could increase our product sales, especially CIW, A+ and Microsoft Office User Specialist ("MOUS") products. We have increased our presence in this market by directing our sales force to call on targeted colleges and by modifying certain of our products to better meet the needs of academic instructors and administrators.

   Expanding International Presence. As the rate of Internet adoption has accelerated outside of the United States, we believe that significant international market demand exists for our Internet skills training and certification products, especially in Europe and Asia. We currently have significant partnerships in Japan and Korea and sales offices in Ireland and Hong Kong. We plan to further expand our reach into both Europe and Asia by developing direct and indirect sales channels and curriculum support capabilities in these regions, translating and localizing our CIW certification exams and content into other languages, and by strategically acquiring or partnering with companies with international capabilities or content.

   Pursuing Strategic Acquisitions. We have pursued and completed strategic acquisitions to facilitate the growth of our business, such as our acquisitions of Mastery Point Learning Systems, ComputerPREP, Internet Certification Institute International, The Chapel Hill Group - Technology Consultants, Inc., and Net Guru Technologies. We intend to continue to pursue strategic acquisitions, both in the United States and internationally, that provide access to complementary products and services, including companies with vendor-neutral content expertise and companies that can expand domestic or international distribution channels for our IT skills training, content and certification.

Products

   We develop and distribute products and services for IT skills development and validation. We group our products into three categories--certification, courseware and services:

   Certification Products. We create, own and manage IT certification programs. An IT certification program consists of certification exams that validate knowledge related to a set of topics or skills. Hardware and software vendors using third-party distributors and consultants originated IT certifications as a way to improve customer service and reduce service costs. Industry-standard hardware for PCs provided the impetus for vendor-neutral certifications administered independently of any single vendor. More recently, the rapid adoption of open technologies such as the Internet, UNIX and Linux (characterized by easy integration of and substitution among many vendors' products) prompted the creation of IT certifications focused on job-roles.

   Any group or organization can create a certification program. The success of the program is determined by its acceptance in the marketplace; such acceptance is usually measured by the number of certifications earned. Certification exams are typically published electronically through a testing provider network. In the United States, these exams typically cost between $95 and $195, depending on the length and complexity of the exam. Entry-level certifications may only require a single exam, but professional-level certifications typically require between three and seven exams. No preparation is required for an exam, but most candidates choose to use courses, books or practice exams. Many companies, including ProsoftTraining, create products or offer courses for popular exams. Sometimes the owner of the certification program will authorize preparatory materials or preparation course providers.

   In January 1998, the Company acquired Net Guru Technologies, Inc. and its CIW IT certification program. The CIW program is built around critical Internet job functions. In the early days of the World Wide Web, a single individual usually had responsibility for Web site development and administration. Because these early Web experts knew something about most aspects of the Internet, they acquired the title "Webmaster." The Internet and its networks, servers and applications have now grown so complex that no one person can easily provide expertise in all areas. Instead, distinct Internet job-roles have emerged. CIW job roles map to those identified by the National Workforce Center for Emerging Technologies and the Association of Internet Professionals, among others.

   Our CIW certification tests cover Internet job roles and are proctored through leading testing provider networks Prometric and Virtual University Enterprises ("VUE"). Prometric has 5,200 testing affiliates worldwide and VUE has more than 2,000. These are the same testing services used by other leading certification providers such as Novell, Microsoft and Cisco. In the United States, a CIW exam typically costs $125. Depending on region, we pay the testing provider networks 50 to 60 percent of the test cost for their services. Figure 1 shows a road map of the CIW Certification program.

                                   Figure 1

                          CIW Certification Road Map

                                  [FLOW CHART]

                                 CIW Flow Chart

   Our CIW ATP network consists of commercial training organizations and academic institutions, each with a number of authorized learning centers. CIW ATPs agree to use only official courseware provided by us, teach courses using only CIW Certified Instructors and advertise courses using our Official CIW trademark and logo. Commercial CIW ATPs typically pay an average fee of $3,000. Annual fees for academic CIW ATPs are generally waived in lieu of minimum courseware purchase requirements.

   In February 2001, the Company announced the acquisition of Mastery Point Learning Systems ("MPLS"). MPLS owned the CCNT certificate program. Our CCNT exams sponsored by the TIA are delivered over the Web from our own server. Unlike CIW, our CCNT exams are not proctored. CCNT training and testing are typically sold in a bundle to corporate customers. Individuals must pass five exams to earn a CCNT certificate. A five-test bundle is offered to individuals at U.S. $100.

   We also provide certification management services to organizations and associations that want to develop and promote certifications. We currently serve as the program manager for the jCert Initiative and have been selected by the TIA to develop a proctored convergence technology certification.

   Courseware Products. We develop content and distribute courseware products worldwide through our ComputerPREP division. ComputerPREP offers individuals, schools, colleges, training centers and corporations one of the world's largest libraries of classroom, Web-based, computer-based, distance learning, and self-study curriculum. Most of our courses are organized into job-role certification tracks and are vendor-neutral. Other products help develop proficiency in particular computer programs, programming languages or operating systems. As of September 2001, our course content consists of 965 unique titles, covering a range of certifications and technologies, including Cisco, Oracle, Linux+, A+, Microsoft, Network+, CIW and CCNT. Many titles are produced in multiple learning formats, such as classroom, Web-based, and self-study.

   Service Products. We have a pool of instructors, consisting of employees and third-party contractors, who are available to the training industry and corporations to teach our CIW courses or to train our customers' instructors. During fiscal 2001, 17 percent of our revenue was derived from these services. As of September 30, 2001, we had 8 instructors on staff; we also had additional instructors available on a contract basis. Instructors usually specialize in two or three of our CIW certification tracks.

Customers

   We serve four major customer groups: academic institutions, commercial training centers, corporations and individuals.

   Academic Institutions: In the last year, academic institutions have begun to incorporate formal IT certification programs into their curricula. We have had significant success with community colleges and national skills standards organizations such as the National Skills Standards Board ("NSSB") and the National Workforce Center for Emerging Technologies ("NWCET") that promote and support standard occupational certification programs in schools and other government-funded organizations.

   Community colleges and continuing education programs at four-year universities represent an attractive channel for our certification-related courseware. Community colleges in particular are rapidly deploying IT certification programs, are geographically widespread, and cancel few classes after they have been scheduled and advertised. In fiscal 2001, academic institutions accounted for approximately 35 percent of our courseware revenue. We have begun to penetrate this market segment with our CIW products, and expect to leverage our CIW relationships to cross-sell our other certification-related products.

   The governor of Louisiana will announce in November 2001 that state organizations should align vocational IT training programs to the Cisco Certified Network Administrator ("CCNA"), MOUS, A+ and CIW certifications. None of these other certifications compete with CIW and, through our ComputerPREP division, we provide curriculum for all the other endorsed programs. Louisiana is one of the first states to incorporate industry-recognized IT training program direction into statewide policy and we believe that other states will follow.

   Through the Educator-to-Educator ("E2E") Institute, the NWCET is going to help prepare community colleges nationwide to teach CIW. E2E helps bridge the gap between the education and technology communities by providing professional IT development for educators at all levels from kindergarten through college, and at all skill levels from beginner to expert. Upon completion of the E2E national rollout in 2002, the E2E program expects to reach up to 90 percent of community colleges in the United States.

   Commercial Training Centers: Before we acquired ComputerPREP, the majority of our customers were commercial training centers that had elected to become CIW ATPs. The acquisition of ComputerPREP dramatically expanded the number of products we could make available to our traditional customer base, and added more than 1,000 training center customers to whom we could market a full range of IT training products, including CIW. In fiscal 2001, commercial training centers accounted for approximately 40 percent of our courseware revenue. During fiscal year 2001, the number of CIW ATPs grew to almost 1,000, though we expect that this number may shrink somewhat as a result of the difficult economic environment's effect on U.S.-based commercial training centers. Despite this expected shift in fiscal year 2002, we believe that the CIW ATP program will remain one of the largest authorized IT training programs.

   Internal Corporate Training Departments: Corporations were early adopters of IT training and certification programs because they had to develop the technology infrastructure and support mechanisms to help their organization grow. Many corporations have their own training departments to help their employees, partners, and customers get educated and certified. We focus our corporate sales efforts on selling training courseware to companies that have internal training departments, and our various self-study, computer-based and Web-based training products for those that do not.

   Individuals: Although the individual learner is ultimately the end-user of our product in all of the customer groups, we also sell our products directly to end-users via e-commerce. Business professionals, experienced and certified IT professionals, and career changers are among the individuals who use our products to learn and become certified. In fiscal year 2001, we significantly expanded our range of products that could be sold directly to end-users, specifically our self-study, computer-based and Web-based training products.

Competition

   Each area of our business is highly competitive, and there currently are only minor economic barriers to entry into any of them. We face competition from many other companies offering training and certification services and products, and also compete with the internal training, marketing and publishing units of large corporations. Some of our competitors have access to greater resources and capital than are currently available to us. We compete in general IT skills courseware with Element K, Thomson Learning and Pearson LLC, each of which has one or more subsidiaries that sells courseware. The trade association CompTIA offers the i-Net+ certification, which competes with our CIW Associate certification. This competing certification may adversely affect our certification revenue. Individuals who have i-Net+ certification may receive the CIW Associate certification by providing contact information, proof of i-Net+ certification, and a U.S. $49.00 transfer fee. We believe this arrangement encourages these individuals to take further CIW courses and earn CIW Professional and Master certifications. We also supply i-Net+ courseware to our customers because CompTIA does not offer courseware for its certifications. Trade associations such as Association of Web Professionals and World Organization of Webmasters also have either released or announced plans to offer Internet certifications.

Competitive Advantages

   Content Frequently Updated: Prosoft's competitive strengths lie in its commitment to frequently update its content to reflect the most recent technology, industry standards and best practices. Historically, our CIW curriculum has been updated three times per year to keep course objectives current and relevant to emerging and accepted Internet technologies. We have adopted XML technology to improve our abilities to frequently update our courseware and reuse learning objects. Once complete in 2002, this library will increase the efficiency of the Company's continuous course update process and allow for the rapid creation of customized content in multiple output forms, including Web-based delivery.

   We believe that few, if any, information technology course content organizations will initially be able to match our XML content library for flexibility and ease of use. Our library will be compatible with industry publishing standards that will allow easy insertion into learning management systems. Our library will also have true independent learning objects that can be combined to create custom courses that meet the needs of an individual learner or organization. Though several of our competitors have declared they are converting their courses to XML, the usability of the finished library is highly dependent on library design and the course development discipline used when the content was originally developed. Because we have had this end point in mind for many years, our content is well suited to take full advantage of the features and flexibility of XML.

   Variety of Courseware and Delivery: We believe that the variety of products we offer--both in course titles and delivery methods--differentiates the Company in the IT training and certification industry. We provide high-quality products that appeal to a variety of different learning styles as well as different IT competencies to serve today's workforce and future professionals. In addition to instructor-led, self-study, computer-based and Web-based training on a given topic, we have introduced "blended learning" options that consist of bundles of two or more modalities of a given course. Because our various course materials are generally developed from the same underlying content, our blended learning solutions provide student and instructor flexibility in terms of matching each student's unique needs to a particular learning format. The ability to offer consistent content in a variety of delivery modalities has come to be known as "content parity." Our rigorous development process helps achieve content parity, and full deployment of the XML publishing process will make this our standard.

   Job-Role and Vendor-Specific Certification Courseware: Our content library covers both job-role and vendor-specific certifications. We believe that the combination of both job-role and vendor-specific curriculum is essential to serving the skilled IT labor needs today and in the future.

   Vendor-specific certifications, such as those from Novell, Microsoft, and Cisco grew tremendously in popularity during the 1990s. Estimates for the number of people holding these certifications range from one to two million worldwide. Though vendors usually offer official courseware through authorized channels for their certifications, a large market has emerged for alternative courseware from content companies such as Prosoft. We distribute courseware for vendor-specific certifications for Microsoft, Cisco, Oracle, and Sun.

   Job-role certifications began with the advent of industry-standard hardware for PCs. They are gaining in popularity as a result of the introduction of new IT and Internet-related jobs requiring competency in industry standards, knowledge of best practices, and familiarity with hardware and software from many vendors. CompTIA led this movement with the introduction of A+, the entry-level job-role certification for PC support technicians. With more than 400,000 A+ certifications earned, the success of the A+ program clearly demonstrates the demand for and value of job-role certifications. More recently, comprehensive job-role certifications, such as CIW, have emerged as analogs to leading vendor certifications in depth and breadth of topics covered. CIW has gained tremendous recognition and acceptance as a standard job-role, vendor-neutral, Internet certification over the past year. Now CCNT is emerging as a standard job-role certificate program for the CT industry, with the endorsement from TIA, the adoption by leading manufacturers including Cisco, SBC and Avaya, and incorporation by two of the largest training center networks, New Horizons and IBM. We distribute courseware for CIW, A+, Network+, i-Net+, Linux+ and LPI certifications.

   CIW Certification Program: The Company owns the CIW certification and Official CIW curriculum. The CIW certification has received the support and endorsement of non-profit, widely recognized organizations that have important visibility and credibility among policy makers, academic institutions and businesses. We believe that NWCET's rollout of the CIW program with the E2E Institute will help increase the number of people taking CIW exams. We believe that NSSB's recognition of industry-accepted job-role certifications in general, and CIW in the Internet area, will benefit CIW and the Company, as the NSSB increases visibility and helps Louisiana and other governmental entities access federal funding for job training. Internationally, CIW has begun to be recognized or endorsed by governmental and quasi-governmental organizations that may prove to be even more influential than similar endorsements in the United States. As an example, the IT Training Quality and Certification Institute of Hong Kong ("ITTQC") and the Hong Kong Computer Society endorse the Master CIW Administrator curriculum. Similar announcements are expected soon in other countries.

   Comprehensive A+ Curriculum: We believe that the ComputerPREP A+ curriculum offers a learning solution that is the most comprehensive, includes the most innovative features, and appeals to the widest variety of learners. A+ training is among the largest offerings of many of our customers, so being able to meet both their CIW and A+ courseware needs gives us additional opportunity to have our customers buy most of their IT training materials from us.

   The ComputerPREP classroom materials for A+, Network+ and Linux+ recently earned the new CompTIA Authorized Quality Curriculum (CAQC) stamp of approval. The third-party review, conducted by ProCert Labs, states that it "highly recommends" the curriculum to IT educators and learners.

   Distribution Partners with Significant Presence: Training providers such as IBM, New Horizons, ExecuTrain, CompUSA, SmartForce, NETg, and Hewlett-Packard distribute courses using our content. We have relationships with training organizations representing more than 1,000 learning centers and academic institutions in 69 countries. We believe we can significantly increase penetration among our existing customers through increased sales and marketing efforts.

   Emerging International Presence: Prosoft has a significant international presence--approximately 40 percent of CIW exams are conducted outside the United States. We have subsidiaries or formal distribution relationships in China, Japan and Korea, from which we expect to benefit in the next year. We are one of the only IT courseware suppliers distributing broadly outside the United States. In addition to fueling exam and revenue growth, we believe as we further develop our international customer base, we will benefit from being somewhat protected from the effects of cyclicality in one part of the world.

Sources of Revenue

   We derive our revenue primarily from three sources: certification, courseware and services.

   Certification Revenue. Certification revenue includes fees received from the administration of our certification tests and annual fees received from CIW ATPs. We recognize certification revenue when certification tests are administered, and from CIW ATPs over the period during which we have a commitment for continuing involvement or obligation to provide services to the CIW ATP.

   Courseware Revenue. Courseware revenue includes fees received from the sale of course materials (books, CD-ROMs, self study kits, and Web-based course books and licensing of our content. We recognize courseware revenue from the sale of course books when they are shipped. We also recognize courseware revenue from courseware licenses of various types. Under a reproduction license, a customer purchases the right to print a textbook using that customer's own cover page and introduction, while our content remains unchanged. Courseware licenses are either purchased on a fee-per-use basis or for a one-time fee. Revenue is recognized over the period in which we have a commitment for continuing involvement or obligation to provide services to the customer. In some cases, no such commitment exists, and revenue is recognized when content is shipped.

   Services Revenue. Services revenue includes fees received for training the instructors of our learning center providers and of companies that plan to conduct our courses internally. It also includes fees received for providing instructors to our CIW ATPs or other companies to teach our courseware. Finally, services revenue includes fees received for consulting services in which we assist our clients in creating or delivery of custom solutions. Instructors are charged on a per day basis and consulting is charged on a time and materials basis. We recognize services revenue when instruction or consulting services are provided.

Sales, Marketing and Customer Support

   We sell and market our courses to students mainly through a channel of learning centers and academic institutions. As of September 30, 2001, we had 54 people directly involved in sales, marketing and customer support in the United States, Hong Kong, and Ireland. Our customer courseware fulfillment organization in Phoenix, Arizona reviews courseware orders for accuracy. Our service fulfillment organization in Austin, Texas performs a similar function for services orders. These service and support groups assist the sales organization by entering orders for courseware or instructors into our computer system, then contacting the customer to make sure arrangements are satisfactory and to obtain feedback after delivery. Because many customers need to make last-minute adjustments or wait to order courseware until a few days before a class starts, our quick response is a competitive advantage.

Seasonality

   Our revenue and income can vary from quarter to quarter due to seasonal and other factors. We experience greater revenue in the second half of our fiscal year (February through July) than in the first half of our fiscal year

(August through January). In the European market, August is usually a poor month because many workers take their summer holiday at that time. In the United States, the period from Thanksgiving to New Year's tends to be slow for the training industry. Other seasonality is due to customers' spending patterns and corporate training budgets.

Trademarks and Copyrights

   Copyright laws protect most of our courseware. We have also received or filed for trademark and service mark registration for certain of our products, tag lines and feature names. We will continue to protect our trademarks and to seek copyright registration for newly developed courseware and software products.

Employees

   As of September 30, 2001, we employed a total of 137 associates located in the United States, Europe and Asia. Of these associates, 8 are instructors, 30 are in content development and 54 are in sales, marketing and customer support. We also use the services of outside contract instructors to teach some of our curriculum. None of our associates is represented by a labor organization. We consider our relations with our associates and outside contract instructors to be satisfactory.

Regulations

   Most of the jurisdictions in which we operate, regulate and license certain kinds of vocational, trade, technical or other post-secondary education. We believe that employer-funded or reimbursed information technology training is exempt from such requirements in most of the United States. To the extent that we want to participate in programs funded by government entities, we will apply for licensing in the regulatory jurisdiction. If we are found to be in violation of a state's licensing or other regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties. We are also subject to federal, state and local regulations concerning the environment, occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.

ITEM 2. PROPERTIES

   As of September 30, 2001, the Company had entered into leases for commercial space in the following locations:

                  Square  Monthly      Rent
    Location      Footage  Cost     Expiration
    --------      ------- -------   ----------
Santa Ana, CA....  7,640  $10,021   July 2002
Phoenix, AZ...... 13,301  $25,771   April 2006
Austin, TX....... 18,280  $34,473 December 2006
Vienna, VA.......  3,497  $ 5,943 November 2001
Eden Prairie, MN.  7,040  $ 5,538 February 2004
Chapel Hill, NC..  3,853  $ 6,142  October 2001
Limerick, Ireland  4,200  $ 3,850   April 2005
Hong Kong, China.    400  $   972 Month to Month

   The Austin, Texas location is our headquarters which provides a location for executive offices, administrative, sales, marketing, and instructor services. There is one classroom in Austin. The Phoenix, Arizona location serves sales, courseware publishing, and customer service purposes. The facility in Santa Ana, California serves our content development activities. The Vienna, Virginia and Chapel Hill, North Carolina locations are currently unoccupied. The Limerick and Hong Kong facilities serve sales and customer service purposes. There is one classroom in Limerick.

ITEM 3. LEGAL PROCEEDINGS

   On April 22, 1998, we were sued by Frank J. DiSanto in state court in Jackson County, Michigan. Mr. DiSanto's original complaint alleged misrepresentation in connection with a confidential offering memorandum, pursuant to which Mr. DiSanto purchased $600,000 of our common stock. Mr. DiSanto sought rescission of the stock purchase, interest, attorneys' fees and other unspecified damages. We filed an answer and affirmative defenses denying liability. The plaintiff has had the opportunity to amend the complaint four times. The court has struck all claims for damages except the claim that Prosoft failed to use its best efforts under the terms of a registration rights agreement to which plaintiff was a party. The case went to court ordered non-binding mediation. The mediation panel ruled that the plaintiff had no basis for damages, and recommended that the plaintiff be ordered to pay costs to Prosoft in the amount of $20,000. The plaintiff rejected the mediation panel ruling. Subsequent to mediation, the court denied a summary judgment motion filed by Prosoft. Trial is scheduled for November 2001.

   The Free Methodist Foundation and other parties related to Mr. DiSanto filed an identical complaint to Mr. DiSanto's amended complaint on March 11, 1999 in state court in Jackson County, Michigan. The lawsuit was removed to the U.S. District Court for the Eastern District of Michigan. In September 2000, the federal court found that there was no basis for the plaintiffs to seek damages, and entered summary judgment in favor of Prosoft for all claims. The plaintiffs filed a motion for reconsideration, which was rejected by the court in October 2000. The matter is currently on appeal in the United States District Court.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Company's common stock currently trades on the NASDAQ National Market under the trading symbol of "POSO". Before August 14, 2000, the Company's common stock traded on the NASDAQ SmallCap Market. The following table sets forth for each quarter during fiscal years 2001 and 2000 the high and low bid quotations for the Common Stock as reported by NASDAQ.

Quarter                             Low    High
-------                            ------ ------
May 1, 2001--July 31, 2001........ $ 1.03 $ 3.19
February 1, 2001--April 30, 2001.. $ 2.40 $14.75
November 1, 2000--January 31, 2001 $ 6.31 $15.00
August 1, 2000--October 31, 2000.. $ 6.62 $15.06
May 1, 2000--July 31, 2000........ $10.19 $25.00
February 1, 2000--April 30, 2000.. $ 8.88 $29.88
November 1, 1999--January 31, 2000 $ 2.81 $12.94
August 1, 1999--October 31, 1999.. $ 2.13 $ 4.38

   On October 4, 2001, the Company had approximately 3,989 stockholders of record.

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

                                                        Year Ended July 31,
                                           ---------------------------------------------
                                            2001     2000     1999      1998      1997
                                           -------  ------- --------  --------  --------
                                               (In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue................................... $31,425  $19,572 $  8,716  $  8,837  $  3,483
Income (loss) from operations.............  (4,932)   1,427  (11,201)  (16,771)  (20,853)
Net income (loss).........................  (4,167)   1,631  (11,607)  (16,525)  (20,651)
Net income (loss) per share:
   Basic..................................    (.18)     .09     (.90)    (1.48)    (2.48)
   Diluted................................    (.18)     .08     (.90)    (1.48)    (2.48)

Consolidated Balance Sheet Data at Year End:
Total assets.............................. $55,216  $58,519 $  7,634  $ 12,524  $ 20,794
Short-term debt...........................     121       85      919     1,465     1,960
Long-term debt............................     158      246    2,840       559     1,520
Stockholders' equity......................  49,572   50,372      472     6,716    13,049

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

Results of Operations

  Revenues

   Total revenues for 2001 increased 61% to $31.43 million compared with 2000, due to a broader acceptance of the Company's proprietary CIW internet certification program, an increase in CIW certified instructors teaching CIW courses with our proprietary courseware and additional courseware revenue related to the ComputerPREP acquisition.

   Total revenues for 2000 increased 125% to $19.57 million compared with 1999. Revenue growth was driven primarily by an increase in our customer base from our CIW ATP program and strategic partner distribution relationships.

   Services revenue in 2001 decreased by 49%, or $5.09 million, compared with 2000, and increased 56%, or $3.75 million, for 2000 compared with 1999. The 2001 decrease was attributable to the economic slowdown, a reduction in corporate training activities, an increase in CIW certified instructors at our CIW channel partners and a decrease in demand for our non-CIW services business. The 2000 increase resulted primarily from an increase in our instructors teaching at customer sites.

   Courseware revenues in 2001 increased by 241%, or $15.91 million, compared to 2000, and increased 322%, or $5.04 million, for 2000 compared with 1999. The 2001 increase was driven by a broader acceptance of the Company's proprietary CIW Internet courseware and the ComputerPREP acquisition. The 2000 increase is the result of an increasing customer base in connection with our CIW ATP program and strategic partner distribution relationships.

   Certification revenues in 2001 increased by 41%, or $1.04 million, compared to 2000, and increased 438%, or $2.07 million, for 2000 compared with 1999. Certification revenues consist of CIW certification exam fees, which we began offering in the second quarter of fiscal year 1999, and annual fees received from CIW ATP's.

  Cost of Revenues

   Cost of revenues in 2001 increased $4.57 million, or 46%, compared with 2000. As a percentage of revenue, gross profit, defined as total revenue less costs of revenue, increased to 54% in 2001, from 49% in 2000. This increase was primarily due to an increase in courseware revenue, which generally yields higher gross profits, and to a decrease in services revenue, which generally yields lower gross profits. This increase in gross profit percentage was partially offset by a shift in the mix of fees in certification revenue. CIW certification exam fees, which generally yield lower gross profits, increased, and CIW ATP fees, which generally yield higher gross profits, decreased. Cost of revenues in 2000 increased $1.78 million, or 22%, compared with 1999. As a percentage of revenue, gross profit increased to 49% in 2000, from 7% in 1999. This increase was due to the overall revenue increase in all services, products and fees.

  Content Development

   Content development expenses in 2001 increased $0.88 million, or 73%, and was 6% of revenues, the same percentage when compared with 2000, and increased $0.24 million, or 25%, and decreased 5 percentage points in 2000 as a percentage of revenues, compared with 1999. The 2001 dollar increase was largely the result of higher personnel costs associated with updating an expanded library of courseware associated with the ComputerPREP acquisition and new e-learning products. The 2000 dollar increase was primarily due to higher personnel costs associated with an annual update of all CIW courseware and the development of CIW exam questions.

  Sales and Marketing

   Sales and marketing expenses increased $5.22 million, or 229%, in 2001 as compared with 2000 and increased $0.67 million, or 41%, in 2000, compared to 1999. As a percent of revenue, sales and marketing expenses increased 12 percentage points in 2001 as compared with 2000, and decreased 7 percentage points in 2000, compared to 1999. The dollar increases are attributable to higher sales volume. The current year increase was also attributable to increases in the number of employees, related primarily to the ComputerPREP acquisition in July 2000, the acquisition of Mastery Point Learning Systems during the year, and our CIW market brand campaign. The 2000 dollar increase was primarily due to additional commission paid on increased revenues.

  General and Administrative

   General and administrative expenses increased $3.88 million, or 93%, and increased 4 percentage points as a percentage of revenues in 2001 as compared with 2000 and increased $1.08 million, or 35%, and decreased 14 percentage points as a percentage of revenues in 2000, compared with 1999. The current year dollar increases were primarily attributable to the ComputerPREP acquisition and a larger executive management team. Current year expenses were also higher due to increased bad debt expense due to specific credit concerns, primarily in the commercial training market. The 2000 dollar increase was primarily due to increased personnel and related costs associated with the expansion of the Company.

  Depreciation and Amortization

   Depreciation expense was $0.67 million, $0.18 million and $1.83 million for the years ended July 31, 2001, 2000 and 1999, respectively. The increase in 2001 when compared to 2000 was primarily due to the acquisitions of ComputerPREP and Mastery Point Learning Systems. The decrease in 2000 when compared to 1999 was primarily due to the absence of expense associated with classroom equipment when the Company exited the retail training business.

   Amortization expense associated with goodwill and other acquired intangibles was $2.94 million, $0.80 million and $0.60 million for the years ended July 31, 2001, 2000 and 1999, respectively. We do not expect amortization of goodwill and other acquired intangibles to increase in future periods as a result of the 2001 acquisition of Mastery Point Learning Systems.

  Restructuring Charge (Credit)

   During 2001, we recorded a $0.66 million restructuring charge, which had an approximate $.03 earnings per diluted share impact to our common stock. The 2001 charge related to our decision to disinvest in the instructor-led training business and realign the sales structure. The charge consisted of employee severance and other employee-related costs of $0.23 million and fixed asset write-downs, leased facilities, equipment and other costs of $0.43 million. Headcount was reduced by approximately 25%.

   During 2000, we recorded a $0.37 million reversal of the 1999 restructuring reserve, which had an approximate $.02 earnings per diluted share impact to our common stock. The reversal resulted from negotiated lease termination agreements on several leased facilities at a cost lower than orginally anticipated.

   During 1999, we recorded a $3.72 million restructuring charge, which had an approximate $.29 earnings per diluted share impact to our common stock. The 1999 charge related to our decision to exit the retail training business. The charge included $2.33 million for leased facilities, equipment and other termination costs, $1.10 million for fixed asset write-downs and $0.29 million for employee severance and other employee related costs.

  Interest Income and Interest Expense

   Interest income for 2001 of $0.41 million versus the prior year increased $0.21 million. Interest income in 2000 of $0.20 million increased $0.12 million versus 1999. The increases in both years were mainly due to higher cash balances associated with private placements of stock and the exercise of stock options and warrants in 2000.

   Interest expense decreased $0.38 million in 2001 to $0.04 million and $0.06 million in 2000 to $0.42 million. The decrease in 2001 is primarily the result of lower capital lease obligations. The decrease in 2000 is primarily attributable to the conversion of the debentures in January 2000.

  Deferred Income Tax Benefit

   Deferred income tax benefit was $0.40 million in 2001 compared with $0.43 million in 2000. Deferred income tax benefits in 2001 and 2000 resulted from a decrease in the deferred tax asset valuation allowance, primarily the result of our analysis of realizing some portion of our future tax benefit of tax loss carryforwards and additional temporary differences. There were no income taxes in 1999 due to net losses.

Liquidity and Capital Resources

   Cash used in operating activities was $3.39 million in 2001 compared to cash provided by operating activities of $0.45 million in 2000, a decrease of $3.84 million. The 2001 decrease was primarily due to a reduction in accounts payable of $3.29 million and a net loss of $4.17 million, offset by the noncash impact of depreciation and amortization of $3.86 million.

   Cash from operating activities increased $6.53 million in 2000 compared with 1999. Cash provided from operating activities in 2000 resulted primarily from net income, excluding the noncash impact of depreciation and amortization, offset by higher receivables due primarily to higher revenue.

   Cash used in investing activities decreased $9.40 million in 2001 compared with 2000. The decrease was primarily due to a reduction in cash used for acquisitions, particularly offset by increased capital expenditures and courseware and license purchases. Acquisition expenditures were $2.48 million, $14.96 million and $.33 million for 2001, 2000 and 1999, respectively. In 2001, we purchased Mastery Point Learning Systems, and in 2000, we purchased ComputerPREP.

   Cash provided by financing activities decreased $25.38 million to $1.66 million in 2001 compared to 2000. This decrease was primarily due to the absence of private placements of stock and lower proceeds from the issuances of common stock for stock option exercises.

   Cash provided by financing activities increased $23.10 million to $27.04 million in 2000 compared with 1999. This increase was primarily due to higher proceeds from the issuances of common stock, partially offset by a decrease in borrowings. In 2000, we sold 3.3 million shares of common stock in private placements and issued 2.1 million shares of our common stock upon the exercise of stock options and warrants. In 1999, we sold $3.06 million of convertible debentures.

   In October, 2001, the Company received $2.5 million from Hunt Capital Growth Fund II, L.P. ("Hunt Capital") pursuant to an issuance to Hunt Capital of a Subordinated Secured Convertible Note. The Note is secured by all of the assets of the Company, has a five-year term, carries a 10% coupon, and does not require any interest payments until maturity. The Note is convertible into Common Stock of the Company at $0.795, which was 120% of the ten-day average closing market price of the Common Stock.

   Management believes that, with respect to its current operations, cash on hand and funds from operations, together with its credit facility, will be sufficient to cover reasonably foreseeable working capital and capital expenditure requirements. Acquisition transactions, if any, are expected to be financed through a combination of cash on hand and from operations, and the possible issuance from time to time of long-term debt or other securities. Future financings, if required, will be arranged to meet Prosoft's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions.

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

Possibility of Continuing Losses

   We have incurred net losses of approximately $54 million from our inception on December 5, 1995, through July 31, 2001. For the year ended July 31, 2000, we reported net income of $1.62 million, but for the year ended July 31, 2001, we reported a net loss of $4.17 million, despite significant revenue growth. Our ability to continue to generate revenue growth in the future is subject to uncertainty. In order to achieve profitability, we must continue to increase our revenues, and manage our expenses. We cannot assure you that we will be able to continue to increase revenues, manage expenses, or achieve profitability.

Uncertainty of Future Capital Requirements

   Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $82 million from private placements and incurred losses of approximately $54 million from our inception through July 31, 2001. We experienced revenue growth in the last two fiscal years as a result of the implementation of the new business strategy. This shift in our business strategy has provided increased revenues and if we continue to invest in our products and brands at current levels and revenues continue to grow as in the last fiscal year, we expect to return to profitability for the next fiscal year. We currently expect that cash on hand and funds from operations will be sufficient to meet our minimum foreseeable working capital, capital expenditure and capital lease requirements for the next 12 months. However, if we do not attain profitability and generate positive cash flow as anticipated, our ability to continue as a going concern may be jeopardized unless additional outside financing can be obtained.

Uncertainty of Future Funding

   If we do not return to profitability and generate positive cash flow as anticipated, we may need additional outside financing. Even if we do maintain profitability and positive cash flow, we may need outside financing to fund further growth of our business. We do not know at this time when we may need additional funds, and we cannot be certain that if we do need additional funds in the future, we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds when necessary, we may have to reduce planned expenditures, scale back our operations or growth, or enter into financing arrangements on terms which we would not otherwise accept.

Intense Competition in Training Market

   We face substantial competition in the training market. Competition in the information technology training market is intense, rapidly changing and affected by the rapidly evolving nature of the information technology industry. A number of other companies offer products and services similar to ours, and additional new competitors may emerge in the future. Many of our existing competitors have substantially greater capital resources, technical expertise, marketing experience, research and development status, established customers and facilities than we do. As a result, there is a risk that we will not be able to successfully compete with existing and future competitors, which would adversely affect our financial performance.

Need to Respond to Rapid Technological Changes

   In our industry, technology advances rapidly and industry standards change frequently. To remain competitive and return to profitability, we must continually enhance our existing products and services and promptly introduce new products, services, and technologies to meet the changing demands of our customers. Our failure to respond to technological changes quickly will adversely affect our financial performance.

Effect of Market Overhang on Stock Price

   Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements which have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 6.2 million shares, or approximately 25% of the shares of Common Stock currently outstanding on a diluted basis. These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under Rule 144.

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

    . the perception by others of our ability to obtain any necessary new financing

    .  limited trading market for our Common Stock

    . announcements of new ventures or products and services by us or our competitors

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   We have risk related to currency exchange rate fluctuations. A portion of our cash flows is expected to be received in non-U.S. currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      PROSOFTTRAINING.COM AND PREDECESSOR

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                    Page
                                                                                                    ----
Report of Independent Certified Public Accountants.................................................  18

Financial Statements of ProsoftTraining.com
   Consolidated Balance Sheets at July 31, 2001 and 2000...........................................  19
   Consolidated Statements of Operations for the years ended July 31, 2001, 2000 and 1999..........  20
   Consolidated Statement of Stockholders' Equity for the years ended July 31, 2001, 2000 and 1999.  21
   Consolidated Statements of Cash Flows for the years ended July 31, 2001, 2000 and 1999..........  22
   Notes to Consolidated Financial Statements......................................................  23

Schedule
   Schedule II--Valuation and Qualifying Accounts..................................................  36

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
ProsoftTraining.com

   We have audited the accompanying consolidated balance sheets of ProsoftTraining.com and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProsoftTraining.com and subsidiaries at July 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

   We have also audited Schedule II of ProsoftTraining.com for each of the three years in the period ended July 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

                                          /s/ GRANT THORNTON LLP

Dallas, Texas
September 14, 2001, except for Note 13, as to which the date is October 16,
  2001

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                  July 31,
                                                                             ------------------
                                                                               2001      2000
                                                                             --------  --------
                                  ASSETS
Current assets:
   Cash and cash equivalents................................................ $  5,136  $ 13,044
   Accounts receivable, less allowances of $1,003 and $251..................    3,663     4,894
   Prepaid expenses and other current assets................................      615       195
                                                                             --------  --------
       Total current assets.................................................    9,414    18,133

   Deferred income taxes....................................................      925       425
   Property and equipment, net..............................................    1,735     1,068
   Goodwill, net of accumulated amortization of $3,450 and $1,088...........   39,082    37,637
   License agreements, net of accumulated amortization of $1,075 and $541...    4,060     1,256
                                                                             --------  --------
       Total assets......................................................... $ 55,216  $ 58,519
                                                                             ========  ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable - trade................................................. $  2,352  $  5,147
   Accrued expenses.........................................................    2,633     2,188
   Current portion of capital lease obligations.............................      121        85
   Accrued restructure costs................................................      161       133
                                                                             --------  --------
       Total current liabilities............................................    5,267     7,553
   Obligations under capital leases, net of current portion.................      158       246
   Other....................................................................      200       291
                                                                             --------  --------
       Total liabilities....................................................    5,625     8,090
                                                                             --------  --------
   Commitments and contingencies............................................       --        --
   Common stock subject to redemption.......................................       19        57
Stockholders' equity:
   Common shares, par value $.001 per share: authorized shares: 75,000,000;
     outstanding: 23,686,898 and 22,645,462 shares..........................       24        23
   Additional paid-in capital...............................................  104,016   100,562
   Accumulated deficit......................................................  (54,394)  (50,227)
   Accumulated other comprehensive income...................................        1        89
   Less common stock in treasury, at cost: 11,912 shares....................      (75)      (75)
                                                                             --------  --------
       Total stockholders' equity...........................................   49,572    50,372
                                                                             --------  --------
       Total liabilities and stockholders' equity........................... $ 55,216  $ 58,519
                                                                             ========  ========

       The accompanying notes are an integral part of these statements.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                     Fiscal Years Ended July 31,
                                     --------------------------
                                      2001     2000      1999
                                     -------  -------  --------
Revenues:
   Services......................... $ 5,334  $10,426  $  6,680
   Courseware.......................  22,513    6,608     1,565
   Certification....................   3,578    2,538       471
                                     -------  -------  --------
       Total revenues...............  31,425   19,572     8,716
                                     -------  -------  --------
Costs and expenses:
   Cost of revenues.................  14,465    9,891     8,115
   Content development..............   2,074    1,199       957
   Sales and marketing..............   7,506    2,282     1,613
   General and administrative.......   8,035    4,158     3,074
   Depreciation and amortization....   3,613      981     2,435
   Restructuring charge (credit)....     664     (366)    3,723
                                     -------  -------  --------
       Total costs and expenses.....  36,357   18,145    19,917
                                     -------  -------  --------
Income (loss) from operations.......  (4,932)   1,427   (11,201)
Interest income.....................     408      200        78
Interest expense....................     (43)    (421)     (484)
                                     -------  -------  --------
Income (loss) before income taxes...  (4,567)   1,206   (11,607)
Income tax benefit..................     400      425        --
                                     -------  -------  --------
Net income (loss)................... $(4,167) $ 1,631  $(11,607)
                                     =======  =======  ========

Net income (loss) per share:
   Basic............................ $ (0.18) $  0.09  $  (0.90)
                                     =======  =======  ========
   Diluted.......................... $ (0.18) $  0.08  $  (0.90)
                                     =======  =======  ========
Weighted average shares outstanding:
   Basic............................  23,065   17,297    12,845
                                     =======  =======  ========
   Diluted..........................  23,065   20,455    12,845
                                     =======  =======  ========

       The accompanying notes are an integral part of these statements.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                                     Accumulated
                                              Common Stock    Additional Treasury Stock                 Other
                                            -----------------  Paid-in   -------------  Accumulated Comprehensive
                                              Shares   Amount  Capital   Shares  Amount   Deficit      Income      Total
                                            ---------- ------ ---------- ------  ------ ----------- ------------- --------
Balances at August 1, 1998................. 11,502,079  $12    $ 47,030  11,912   $(75)  $(40,251)       $--      $  6,716
Net loss...................................         --   --          --      --     --    (11,607)        --       (11,607)
Foreign currency translation adjustment....         --   --          --      --     --         --         10            10
                                                                                                                  --------
Total comprehensive loss...................         --   --          --      --     --         --         --       (11,597)
Issuance of stock warrants.................         --   --       1,124      --     --         --         --         1,124
Common stock issued for debenture interest.     38,113   --         134      --     --         --         --           134
Conversion of debentures and warrants to
 stock.....................................    491,250   --         539      --     --         --         --           539
Issuance of common stock for cash, net of
 issuance costs of $113....................    678,000    1         564      --     --         --         --           565
Acquisition of business....................    311,000   --         567      --     --         --         --           567
Issuance of common stock for services......     20,000   --          20      --     --         --         --            20
Issuance of common stock in satisfaction of
 put provisions............................    771,631    1       1,969      --     --         --         --         1,970
Exercise of stock options, warrants and
 other transactions........................    485,060   --         434      --     --         --         --           434
                                            ----------  ---    --------  ------   ----   --------       ----      --------
Balances at July 31, 1999.................. 14,297,133   14      52,381  11,912    (75)   (51,858)        10           472
Net income.................................         --   --          --      --     --      1,631         --         1,631
Foreign currency translation adjustment....         --   --          --      --     --         --         79            79
                                                                                                                  --------
Total comprehensive income.................         --   --          --      --     --         --         --         1,710
Common stock issued for debenture interest.     18,937   --          82      --     --         --         --            82
Conversion of debentures and warrants to
 stock.....................................  1,787,500    2       1,988      --     --         --         --         1,990
Issuance of common stock for cash, net of
 issuance costs of $1,248..................  3,278,032    4      24,695      --     --         --         --        24,699
Acquisition of business....................  1,142,422    1      17,865      --     --         --         --        17,866
Exercise of stock options, warrants and
 other transactions........................  2,121,438    2       3,551      --     --         --         --         3,553
                                            ----------  ---    --------  ------   ----   --------       ----      --------
Balances at July 31, 2000.................. 22,645,462   23     100,562  11,912    (75)   (50,227)        89        50,372
Net loss...................................         --   --          --      --     --     (4,167)        --        (4,167)
Foreign currency translation adjustment....         --   --          --      --     --         --        (88)          (88)
                                                                                                                  --------
Total comprehensive loss...................         --   --          --      --     --         --         --        (4,255)
Issuance of common stock for employee
 stock purchase plan.......................     28,342   --          30      --     --         --         --            30
Acquisition of business....................    164,496   --       1,500      --     --         --         --         1,500
Issuance of common stock for services......     20,401   --          61      --     --         --         --            61
Exercise of stock options, warrants and
 other transactions........................    828,197    1       1,863      --     --         --         --         1,864
                                            ----------  ---    --------  ------   ----   --------       ----      --------
Balances at July 31, 2001.................. 23,686,898  $24    $104,016  11,912   $(75)  $(54,394)      $  1      $ 49,572
                                            ==========  ===    ========  ======   ====   ========       ====      ========

       The accompanying notes are an integral part of these statements.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                  Years Ended July 31,
                                                                              ---------------------------
                                                                               2001      2000      1999
                                                                              -------  --------  --------
Operating Activities:
   Net income (loss)......................................................... $(4,167) $  1,631  $(11,607)
   Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
       Depreciation and amortization.........................................   3,861       981     2,435
       Operating expenses paid in common stock...............................      61        --        20
       Restructuring.........................................................     157      (366)    1,457
       Disposition of property and equipment.................................      --        --        49
       Accretion of debt discount............................................      --        99       145
       Debenture interest paid in common stock...............................      --        82       134
       Deferred income taxes.................................................    (400)     (425)       --
       Changes in operating assets and liabilities:
          Accounts receivable................................................     925    (1,321)      231
          Prepaid expenses and other current assets..........................    (845)      207       (65)
          Accounts payable...................................................  (3,285)     (377)      360
          Accrued expenses...................................................     491       545      (439)
          Accrued restructure costs..........................................    (192)     (602)    1,230
          Deferred revenue...................................................      --        --       (23)
                                                                              -------  --------  --------
              Net cash provided by (used in) operating activities............  (3,394)      454    (6,073)
Investing Activities:
   Acquisitions, net of cash acquired........................................  (2,479)  (14,961)     (330)
   Purchases of property and equipment.......................................  (1,004)     (608)      (26)
   Courseware and license purchases..........................................  (2,672)       --        --
   Decrease in notes receivable from officers/stockholders...................      --        13       326
                                                                              -------  --------  --------
              Net cash used in investing activities..........................  (6,155)  (15,556)      (30)
Financing Activities:
   Issuance of common stock..................................................   1,757    28,281     1,268
   Principal payments on debt and capital leases.............................     (93)   (1,433)     (528)
   Proceeds from convertible debentures......................................      --        --     3,060
   Other.....................................................................      --       191       136
                                                                              -------  --------  --------
              Net cash provided by financing activities......................   1,664    27,039     3,936
Effects of exchange rates on cash............................................     (23)      (46)        9
                                                                              -------  --------  --------
   Net increase (decrease) in cash and cash equivalents......................  (7,908)   11,891    (2,158)
   Cash and cash equivalents at beginning of year............................  13,044     1,153     3,311
                                                                              -------  --------  --------
   Cash and cash equivalents at end of year.................................. $ 5,136  $ 13,044  $  1,153
                                                                              =======  ========  ========
Supplementary disclosure of cash paid during the year for:
       Interest.............................................................. $    41  $    209  $    244
                                                                              =======  ========  ========
       Income taxes.......................................................... $    --  $     --  $     --
                                                                              =======  ========  ========
Supplementary disclosure of non-cash investing financing activities:
   Equipment acquired under capital leases................................... $    --  $     --  $     --
                                                                              =======  ========  ========
   Acquisition of businesses:
       Assets acquired....................................................... $ 4,368  $ 35,616  $  1,404
       Liabilities assumed...................................................    (389)   (5,375)     (507)
       Common stock issued...................................................  (1,500)  (15,280)     (567)
                                                                              -------  --------  --------
   Net cash paid for acquisitions............................................ $ 2,479  $ 14,961  $    330
                                                                              =======  ========  ========

       The accompanying notes are an integral part of these statements.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)

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

  Consolidation

   The financial statements include the accounts of the Company and its wholly owned subsidiaries ComputerPREP, ProsoftTraining Europe Limited and Prosoft Training Hong Kong Limited. Intercompany transactions and balances are eliminated in consolidation.

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

  Financial Instruments

   The fair value of the Company's financial instruments, consisting of cash and cash equivalents and accounts receivable approximate their carrying values.

  Advertising Costs

   The Company expenses the costs of advertising as incurred. Advertising expenses were $107, $104, and $91 in 2001, 2000 and 1999, respectively.

  Property and Equipment

   Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                       (In thousands, except share data)


  Goodwill and License Agreements

   Goodwill is the excess of the purchase price over the fair value of tangible net assets acquired in business combinations accounted for as purchases. License agreements are those rights acquired from others through business combinations to produce and distribute courseware and other publications. Goodwill and license agreements are amortized on a straight-line basis over a period of seven to twenty years, subject to impairment based on the carrying value exceeding fair value.

  Valuation of Long-Lived Assets

   The Company evaluates the carrying value of long-lived assets, including goodwill, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset's fair value.

  Revenue Recognition

   The Company derives revenue from three primary sources, services, courseware and certification. Services revenue includes training and consulting services and is recognized when the services are provided. Courseware revenue is derived from the sale of books or licensing of our training materials for reproduction or repurposing, or under OEM arrangements. Courseware revenue is recognized when the products are shipped. Certification revenue includes testing fees from administration of our certification tests and annual fees received from CIW Authorized Training Providers ("CIW ATP"). Testing fees are recognized when the tests are administered and CIW ATP fees are recognized when the contract is signed or, if the Company has an obligation for continuing involvement with the CIW ATP, revenue is recognized over that period of the obligation.

  Stock-based Compensation

   The Company accounts for stock-based compensation to employees using the intrinsic value method. Under this method, compensation cost for stock-based compensation to employees is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock and is amortized over the related vesting period, or immediately if no further vesting criteria exists.

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

  Income (Loss) Per Share

   The Company uses the weighted-average number of common shares outstanding during each period to compute basic income (loss) per common share. Diluted income (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In years 2001 and 1999, all potential common shares were anti-dilutive.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                       (In thousands, except share data)


  Recent Account Pronouncements

   In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position, results of operations or cash flows.

   In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinitive lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001, if their first quarter financial statements have not previously been issued. The Company expects that the adoption of SFAS 142 will increase annual operating income by approximately $2,700. The Company expects to adopt SFAS 142 on August 1, 2002.

   In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on the Company's financial position, results of operations or cash flows.

  Reclassifications

   Certain reclassifications were made to the prior years' consolidated financial statements to conform to the urrent year presentation.

2. Restructuring Charge

   During 2001, the Company recorded a $664 restructuring charge related to our decision to disinvest in the instructor-led training business and realign our sales structure.

   During 2000, the Company recorded a $366 reversal of our 1999 restructuring charge related to negotiated lease termination agreements on several facilities at a cost lower than originally anticipated.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                       (In thousands, except share data)


   During 1999, the Company recorded a $3,723 charge for restructuring associated with our decision to exit the retail training business. The following table displays the activity and balances of the accrued restructure costs account:

                         Severance and  Property and
                         Other Related   Equipment   Leased Facilities
                         Employee Costs Write-downs   and Other Costs   Total
                         -------------- ------------ ----------------- -------
Restructure charge......     $ 285        $ 1,104         $ 2,334      $ 3,723
Settlements.............      (234)        (1,104)         (1,155)      (2,493)
                             -----        -------         -------      -------
Balance at July 31, 1999        51             --           1,179        1,230
Settlements.............       (51)            --            (680)        (731)
Restructure adjustments.        --             --            (366)        (366)
                             -----        -------         -------      -------
Balance at July 31, 2000     $  --        $    --         $   133      $   133
Restructing Charge......       229             --             436          665
Settlements.............      (229)            --            (407)        (636)
                             -----        -------         -------      -------
Balance July 31, 2001...     $  --        $    --         $   162      $   162
                             =====        =======         =======      =======

3. Acquisitions

   In July 2000, the Company purchased all of the outstanding common stock of ComputerPREP, Inc. ("ComputerPREP"), a wholly owned subsidiary of Drake Personnel (New Zealand) Limited ("Drake"), in exchange for $15,000 and 1,142,422 shares of the Company's common stock and warrants to purchase 600,000 shares of common stock. Shares and warrants issued in connection with this purchase have been valued at $17,800. As a result of the acquisition of ComputerPREP, which was accounted for as a purchase, goodwill of $36,000 was recorded by the Company. In July 2001, goodwill was reduced $491 due to the reversal of accrued contract termination costs at the date of acquisition, at a cost lower than originally anticipated.

   In December 2000, the Company acquired the assets of Mastery Point Learning Systems ("MPLS") in exchange for $2,643 and 164,496 shares of the Company's common stock. Shares issued in connection with this purchase have been valued at $1,500. As a result of this acquisition, which was accounted for as a purchase, goodwill of $4,167 was recorded by the Company.

   The operating results of the acquired businesses have been included in the consolidated statements of operations from the dates of acquisition. Pro forma operating results, giving effect to the MPLS acquisition, are not presented because the pro forma effect is not materially different than the Company's actual results. The following unaudited pro forma information presents summary consolidated results of operations of the Company and ComputerPREP as if this acquisition had occurred at the beginning of 2000. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of these dates or of results which may occur in the future.

                   Year Ended
                  July 31, 2000
                  -------------
Revenues.........    $31,579
Net income.......    $ 4,203
Income per share:
   Basic.........    $   .21
   Diluted.......    $   .18

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                       (In thousands, except share data)


4. Property and Equipment

   Property and equipment consist of the following:

                                           July 31,
                                         -------------
                                          2001   2000
                                         ------ ------
Computer equipment and software......... $2,514 $1,486
Office equipment, furniture and fixtures  1,096    786
                                         ------ ------
                                          3,610  2,272
Less accumulated depreciation...........  1,875  1,204
                                         ------ ------
Property and equipment, net............. $1,735 $1,068
                                         ====== ======

5. Debt

   In November 1998, the Company issued $3,200 of 13% convertible debentures. The debentures were to mature in November 2003 and were convertible into the Company's common stock at $1.60 per share. In connection with the issuance of these debentures, the Company issued detachable stock warrants. The value assigned to the warrants of $1,124 was reflected as debt discount and was accreted over the term of the debentures using the interest method. In January 2000, the Company exercised its right to force conversion of all unconverted debentures of $2,490 into the Company's common stock. The debentures were converted into 1,556,250 shares of common stock. As a result of this conversion, the convertible debenture principal and related debt discount have been reclassified to stockholders' equity.

   The Company currently has a $3,500 credit facility with a bank bearing interest at a current rate of 12% per annum. Available borrowings are based on a formula of eligible accounts receivable. The term of the credit facility is for one year, and from year to year thereafter, unless terminated by the Company or the bank. As of July 31, 2001 and 2000, there were no amounts outstanding under this credit facility.

6. Stock Options, Warrants and Put Rights on Common Stock

  Stock options

   The Company's stock option plans provide for the granting of options to purchase shares of the Company's common stock to employees, officers, directors and consultants. The plans include nonstatutory options and incentive stock options. Options generally vest over three to four years and expire no earlier than five years and no later than ten years after the date of grant. The plans authorized the issuance of an aggregate of 6,573,000 shares of common stock. As of July 31, 2001, 793,540 options were available for grant under the plans.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                       (In thousands, except share data)


   Stock option transactions are as follows:

                                          Weighted Average
                                Shares     Exercise Price
                              ----------  ----------------
Outstanding at August 1, 1998  2,118,620       $4.99
   Granted...................  2,466,923       $1.53
   Exercised.................   (254,241)      $1.11
   Cancelled................. (1,979,471)      $5.15
                              ----------
Outstanding at July 31, 1999.  2,351,831       $1.96
   Granted...................  1,017,601       $7.91
   Exercised.................   (931,683)      $2.29
   Cancelled.................   (250,395)      $4.27
                              ----------
Outstanding at July 31, 2000.  2,187,354       $4.32
   Granted...................  2,635,758       $4.93
   Exercised.................   (516,907)      $2.04
   Cancelled.................   (434,687)      $7.98
                              ----------
Outstanding at July 31, 2001.  3,871,518       $4.63
                              ==========
Exercisable at July 31, 1999.  1,500,294       $2.19
                              ==========
Exercisable at July 31, 2000.  1,232,248       $2.20
                              ==========
Exercisable at July 31, 2001.  1,214,544       $4.13
                              ==========

   The following table summarizes information concerning options outstanding and exercisable as of July 31, 2001:

                     Options Outstanding       Options Exercisable
                ------------------------------ -------------------
                                    Weighted
                          Weighted   Average              Weighted
                          Average   Remaining             Average
Range of                  Exercise Contractual            Exercise
Exercise Prices  Number    Price      Life      Number     Price
--------------- --------- -------- -----------  -------   --------
$1.00--$4.00... 2,368,223  $ 1.42   5.4 years  840,161     $ 1.59
$5.00--$9.50...   722,500    8.74   4.2 years  176,950       8.53
$10.00--$15.37.   780,795   10.56   3.9 years  197,433      10.98

   The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, for employee stock options and continues to apply Accounting Board Opinion No. 25, Accounting for Stock Issued to Employees, for recording stock options granted. Pro forma information regarding net loss and net loss per share is required by SFAS 123 as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model.


   The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

                                 2001    2000    1999
                                ------- ------- -------
Weighted average expected life. 4 years 3 years 3 years
Expected stock price volatility    109%    100%     60%
Risk-free interest rate........    5.4%    6.7%    5.5%

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                       (In thousands, except share data)


   For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended July 31 is as follows:

                                         2001     2000     1999
                                        -------  ------  --------
Net income (loss)--actual.............. $(4,167) $1,631  $(11,607)
Net loss--pro forma.................... $(7,676) $ (705) $(13,412)
Basic income (loss) per share--actual.. $  (.18) $  .09  $   (.90)
Basic loss per share--pro forma........ $  (.33) $ (.03) $  (1.04)
Diluted income (loss) per share--actual $  (.18) $  .08  $   (.90)
Diluted loss per share--pro forma...... $  (.33) $ (.03) $  (1.04)

   The weighted average fair value of options granted during the years ended July 31, 2001, 2000 and 1999 was $3.53, $6.93 and $1.88, respectively.

  Warrants

   During 1999, the Company issued warrants to purchase 1,617,500 shares of common stock to purchasers of its convertible debentures at $1.10 per share. Warrants for 337,500 shares of common stock were exercised at prices ranging from $1.00 to $1.10 and warrants for 4,999 shares expired. During 2000, the Company issued warrants to purchase 1,374,035 shares of common stock exercisable at $.01 to $16.50 per share. Warrants for 1,188,209 shares of common stock were exercised at prices ranging from $1.10 to $3.38. During 2001, the Company issued warrants to purchase 17,083 shares of common stock exercisable at $1.25 to $10.13 per share. Warrants for 225,150 shares of common stock were exercised at prices ranging from $1.10 to $11.00 and warrants for 5,000 shares expired. As of July 31, 2001, warrants for 1,497,759 shares of common stock, exercisable at $.01 to $20.06 per share and expiring through 2010, remained outstanding.

  Put Rights on Common Stock

   In connection with prior acquisitions, the Company guaranteed the value of the common stock issued in the acquisitions by granting put rights covering 68,728 and 152,809 shares at $6.275 and $11.125 per share, respectively. The Company is obligated through these put rights to repurchase the shares for cash. As a result, the redemption amount has been reclassified from permanent equity to temporary equity under the caption, "common stock subject to redemption". During 1998, 11,912 shares were repurchased under these rights. During 1999, the Company issued 567,098 shares of common stock in settlement of put rights covering 56,816 and 147,717 shares at $6.275 and $11.125 per share, respectively. During 2001, put rights covering 3,394 shares expired. As of July 31, 2001 and 2000, put rights covering 1,698 shares at $11.125 per share and 5,092 shares at $11.125 per share remained outstanding, respectively.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                       (In thousands, except share data)


7. Commitments

   The Company leases certain facilities as well as computers, production and other office equipment under noncancellable lease agreements. The Company's future minimum lease payments at July 31, 2001 under such agreements are as follows:

                                                         Capital Operating
                                                         Leases   Leases
                                                         ------- ---------
2002....................................................  $ 130   $1,051
2003....................................................     76      845
2004....................................................     64      823
2005....................................................     58      781
2006....................................................     10      681
                                                          -----   ------
Future Minimum Lease Payments...........................    338   $4,181
                                                                  ======
Less amounts representing interest......................    (59)
                                                          -----
Present value of minimum lease payments.................    279
Less current portion....................................   (121)
                                                          -----
Obligations under capital leases, net of current portion  $ 158
                                                          =====

   Assets held under capital leases are included in property and equipment and had a total cost of $351, and a net book value of $0 at July 31, 2001 and 2000.

   Rent expense for the periods ended July 31, 2001, 2000, and 1999 totaled $788, $298, and $793 respectively.

   In 2001, the Company entered into an agreement with iGeneration ("iGen") for the purchase of its preferred stock. In September 2001, the Company invested $188 in iGen preferred stock and is obligated under the agreement to make an additional investment of $312 by November 30, 2001, provided iGen's existing investors invest $1,248 by November 30, 2001.

8. Earnings per Share

   The following represents a reconciliation of weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

                                                Year ended July 31,
                                          --------------------------------
                                             2001       2000       1999
                                          ---------- ---------- ----------
Average common shares outstanding........ 23,065,271 17,296,560 12,845,182
Assumed conversions:
   Stock options.........................         --  1,731,361         --
   Warrants..............................         --  1,427,094         --
                                          ---------- ---------- ----------
Diluted average common shares outstanding 23,065,271 20,455,015 12,845,182
                                          ========== ========== ==========

   In 2001 and 1999, all potential common shares were anti-dilutive. In 2000, outstanding stock options and warrants not included in the computation of diluted earnings per share because their effect would be anti-dilutive totaled 1,064,375 shares.

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                       (In thousands, except share data)



9. Contingencies

   The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which is not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company's consolidated results of operations, cash flows or financial condition.

10. Income Taxes

   A reconciliation of income tax (benefit) expense using the statutory federal income tax rate of 34% is as follows:

                                                  Year ended July 31,
                                               -------------------------
                                                2001     2000     1999
                                               -------  -------  -------
Income tax expense (benefit) at statutory rate $(1,553) $   410  $(3,946)
Amortization of non-deductible goodwill.......     803      271      200
State income taxes, net of federal benefit....     (99)      72     (696)
Other.........................................     (72)    (152)     (59)
Increase in valuation allowance...............     521   (1,026)   4,501
                                               -------  -------  -------
Deferred income tax benefit................... $  (400) $  (425) $    --
                                               =======  =======  =======

   Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Temporary differences that give rise to deferred tax assets are as follows:

                                   2001      2000      1999
                                 --------  --------  --------
Net operating loss carryforwards $ 23,748  $ 21,712  $ 18,601
Accrued expenses................      247       157       579
Accounts receivable.............      210       105        85
Property and equipment..........      313       329        --
                                 --------  --------  --------
                                   24,518    22,303    19,265
Other...........................      (46)      (46)      (29)
                                 --------  --------  --------
                                   24,472    22,257    19,236
Valuation allowance.............  (23,547)  (21,832)  (19,236)
                                 --------  --------  --------
Net deferred tax assets......... $    925  $    425  $     --
                                 ========  ========  ========

   As a result of the significant net losses incurred in fiscal 1999 and 1998, the Company recorded a valuation allowance to fully reserve its deferred tax asset. However, as a result of the restructuring of its operations and the positive operating results for fiscal year 2000, management believes it is more likely than not that the results of future operations will generate sufficient income to realize the deferred tax asset as reduced by the valuation allowance.

   At July 31, 2001, the Company has net operating loss carryforwards available to offset future federal and state taxable income of approximately $62,500 and $31,200, respectively. Such carryforwards expire principally in 2011 to 2021 and 2002 to 2006, respectively. Federal and state net operating loss carryforwards of approximately $13,200 and $6,600 were generated from the exercise of employee stock options and any decrease

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                       (In thousands, except share data)

in the valuation reserve related to these carryforwards will be reflected in the financial statements as a credit to additional paid-in capital. In 2001, the Company recognized a tax benefit of $100 related to these carryforwards which was recorded directly to paid-in capital. Because of the equity transactions completed by the Company in 1996, utilization of certain net operating loss carryforwards for federal income tax reporting purposes created prior to those transactions will be subject to annual limitations under the change in ownership provisions of the Tax Reform Act of 1986.

11. Business Segments and Foreign Operations

   Information regarding foreign operations follows:

                   Year Ended July 31,
                  ----------------------
                   2001    2000    1999
                  ------- ------- ------
Net sales........ $31,425 $19,572 $8,716
   United States.  29,208  17,958  7,737
   Foreign.......   2,217   1,614    979
Long-lived assets $44,877 $39,961
   United States.  44,726  39,775
   Foreign.......     151     186

12. Unaudited Quarterly Data

   Summarized quarterly financial data for 2001 and 2000 follow:

                                           1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                                           ----------- ----------- ----------- -----------
Year ended July 31, 2001:
   Revenues...............................   $9,464      $9,152      $ 7,187     $ 5,622
   Operating profit (loss)................      792         219       (2,854)     (3,089)
   Net income (loss)......................    1,139         544       (2,790)     (3,060)
   Basic income (loss) per common share...      .05         .02         (.12)       (.13)
   Diluted income (loss) per common share.      .05         .02         (.12)       (.13)

Year ended July 31, 2000:
   Revenues...............................   $3,781      $4,001      $ 5,146     $ 6,644
   Operating profit (loss)................      230         169          500         528
   Net income (loss)......................       60          20          514       1,037
   Basic income (loss) per common share...       --          --          .03         .06
   Diluted income (loss) per common share.       --          --          .02         .06

13. Subsequent Events

   On October 16, 2001, the Company received $2,500 from Hunt Capital Growth Fund II, L.P. ("Hunt Capital") pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note. The Note is secured by the assets of the Company, has a five-year term, carries a 10% coupon and does not require any interest payments until maturity. The Note is convertible into Common Stock of the Company at $.0795, which is 120% of the ten-day average closing market price of the Common Stock at closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2001 and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2001 and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2001 and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will be included in the Company's Proxy Statement with respect to its 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2001 and is incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   a. The following documents are filed as part of this report.

       1. Consolidated Financial Statements

          See "Index to Consolidated Financial Statements"-- Item 8.

       2. Exhibits

          See "Exhibit Index."

   b. Reports on Form 8-K.

       The Company filed a report on Form 8-K, dated June 28, 2001, with the Securities and Exchange Commission reporting the creation of a Rights Plan. The filing included the Rights Plan and related documents.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PROSOFTTRAINING.COM

                                          By:/s/ ROBERT G. GWIN

                                              ----------------------------------
                                             Robert G. Gwin
                                             Executive Vice President and Chief
                                             Financial Officer

                                          By:/s/ WILLIAM J. WERONICK

                                              ----------------------------------
                                             William J. Weronick
                                             Vice President, Finance

Dated: October 22, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 22, 2001.

        Signature                                Title
        ---------                                -----

  /s/ JERRELL M. BAIRD   Chief Executive Officer and Chairman of the Board
 -----------------------   (Principal Executive Officer)
    Jerrell M. Baird

   /s/ ROBERT G. GWIN    Executive Vice President and Chief Financial Officer
 -----------------------   (Principal Financial Officer)
     Robert G. Gwin

 /s/ WILLIAM J. WERONICK Vice President, Finance (Principal Accounting Officer)
 -----------------------
   Willam J. Weronick

  /s/ J.R. HOLLAND, JR.  Director
 -----------------------
    J.R. Holland, Jr.

   /s/ EDWARD M. WALSH   Director
 -----------------------
      Edward Walsh

   /s/ JEFFREY G. KORN   Director
 -----------------------
     Jeffrey G. Korn

  /s/ J. WILLIAM FULLER  Director
 -----------------------
    J. William Fuller

 /s/ CHARLES P. MCCUSKER Director
 -----------------------
    Charles McCusker

                     PROSOFTTRAINING.COM AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                           Deduction
                                  Balance at  Charged to Acquired through write-offs, Balance at
                                 beginning of costs and      Business       net or      end of
                                     year      expenses   Combination(1)  recoveries     year
                                 ------------ ---------- ---------------- ----------- ----------
                                                         (In thousands)
Allowance for doubtful accounts:
   Year ended July 31, 2001.....     $251        $799           --           $ (47)     $1,003
   Year ended July 31, 2000.....     $199        $ 93          $65           $(106)     $  251
   Year ended July 31, 1999.....     $330        $197           --           $(328)     $  199

--------
(1)Acquired through the acquisition of ComputerPREP in July 2000.

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

 3.1    Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to Registration
          Statement No. 333-53000 and incorporated herein by reference.

 3.2    Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Registration Statement No.
          333-11247 and incorporated herein by reference.

 4.1    Specimen Stock Certificate. Filed as Exhibit 4 to Registration Statement No. 333-11247 and
          incorporated herein by reference

 4.2    Rights Agreement dated as of June 27, 2001, between the Company and Interwest Transfer Company,
          Inc., which includes the form of Right Certificate as Exhibit A and the Summary of Rights as
          Exhibit B. Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 28, 2001 and incorporated herein by reference.

 10.1   Pro-Soft Development Corp. 1996 Stock Option Plan. Filed as Exhibit 10.1 to Registration Statement
          No. 333-11247 and incorporated herein by reference.

 10.2   ProSoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as Exhibit 10.2 to Registration
          Statement No. 333-35249 and incorporated herein by reference.

 10.3   Form of Indemnification Agreement between the Company and its Directors and Officers. Filed as
          Exhibit 10.13 to Registration Statement No. 333-11247 and incorporated herein by reference.

 10.4   Registration Rights Agreement dated as of December 2, 1998 among the Company and various investors. Filed as Exhibit 10.20 to Registration Statement No. 333-35249 and incorporated herein by reference.

 10.5   Accounts Receivable Purchase Agreement dated as of November 6, 1998 by and between the
          Company and Silicon Valley Financial Services (a division of Silicon Valley Bank). Filed as
          Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
          January 31, 1999 and incorporated herein by reference.

 10.6   Employment Agreement dated February 1, 2000 between the Company and David I. Perl. Filed as
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
          April 30, 2000 and incorporated herein by reference.

 10.7   Employment Agreement dated February 1, 2000 between the Company and Jerrell M. Baird. Filed as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
          April 30, 2000 and incorporated herein by reference.

 10.8   Securities Purchase Agreement dated as of November 22, 1999 among the Company and Hunt Capital
          Growth Fund, II L.P. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
          the quarterly period ended October 31, 1999 and incorporated herein by reference.

 10.9   Registration Rights Agreement dated as of November 22, 1999 among the Company and Hunt Capital
          Growth Fund, II L.P. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
          the quarterly period ended October 31, 1999 and incorporated herein by reference.

 10.10  Warrant Agreement dated as of November 22, 1999 among the Company and Hunt Capital Growth
          Fund, II L.P. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended October 31, 1999 and incorporated herein by reference.

Exhibit
  No.                                        Description of Exhibits
-------                                      -----------------------

 10.11  Stock Purchase Agreement dated as of June 27, 2000 by and among the Company, Drake Personnel
          (New Zealand) Limited and ComputerPREP, Inc. Filed as Exhibit 2.1 to the Company's Current
          Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

 10.12  Registration Rights Agreement dated as of June 27, 2000 by and among the Company and Drake
          Personnel (New Zealand) Limited. Filed as Exhibit 10.1 to the Company's Current Report on Form
          8-K dated June 27, 2000 and incorporated herein by reference.

 10.13  Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake.
          Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

 10.14  Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake.
          Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

 10.15  Securities Purchase Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

 10.16  Registration Rights Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.5 to the Company's Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

 10.17  Employment Agreement dated July 17, 2000 between the Company and Robert S. Gwin. Filed as
          Exhibit 10.25 to the Company's Annual Report on Form 10-K dated October 25, 2000 and incorporated herein by reference.

 10.18  Employment Agreement dated April 21, 2000 between the Company and Jeffrey Korn. Filed as
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
          January 31, 2001 and incorporated herein by reference.

 10.19  Prosofttraining.com 2000 Stock Incentive Plan. Filed as Exhibit 99.1 to the Company's Registration
          Statement on Form S-8 (333-51360) and incorporated herein by reference.

 10.20  Prosofttraining.com 2000 Employee Stock Purchase Plan. Filed as Exhibit 99.2 to the Company's
          Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

 10.21  Subordinated Secured Convertible Note dated as of October 16, 2001 among the Company and Hunt
          Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K
          dated October 16, 2001 and incorporated herein by reference.

 10.22  Security Agreement dated as of October 16, 2001 among the Company and Hunt Capital Growth
          Fund II, L.P. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated October
          16, 2001 and incorporated herein by reference.

 10.23  Securities Agreement dated as of October 16, 2001 among the Company and Hunt Capital Growth
          Fund II, L.P. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated October
          16, 2001 and incorporated herein by reference.

 10.24  Rights Agreement dated as of October 16, 2001 among the Company and Hunt Capital Growth Fund
          II, L.P. Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 16,
          2001 and incorporated herein by reference.

 10.25  First Amendment to Registration Rights Agreement dated as of October 16, 2001 among the
          Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.5 to the Company's Current
          Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

Exhibit
  No.                                      Description of Exhibits
-------                                    -----------------------

 10.26  First Amendment to Securities Purchase Agreement dated as of October 16, 2001 among the
          Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.6 to the Company's Current
          Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

 10.27  Separation Agreement dated October 16, 2001, between the Company and David I. Perl. Filed as
          Exhibit 10.7 to the Company's Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

 10.28  Separation Agreement dated October 16, 2001, between the Company and Jeffrey G. Korn. Filed as
          Exhibit 10.8 to the Company's Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

 21     Subsidiaries of the Company.

 23.1   Consent of Grant Thornton LLP.