Form 10-Q
period 2001-10-31
PROSOFTTRAINING COM
filed 2001-12-12
CIK 1018693

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended October 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to__________________.

                        Commission File Number 000-21535

                               ------------------

                                 ProsoftTraining
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

                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO ( )

     The number of shares of the registrants' common stock, $.001 par value, outstanding as of December 6, 2001 was 23,973,256 shares.

================================================================================

                                 PROSOFTTRAINING

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                         Page
                                                                                                         ----
                                              PART I
                                       Financial Information

Item 1.     Financial Statements
               Consolidated Statements of Operations
                    Three months ended October 31, 2001 and October 31, 2000............................    1

               Consolidated Balance Sheets
                    October 31, 2001 and July 31, 2001..................................................    2

               Consolidated Statements of Cash Flows
                    Three months ended October 31, 2001 and October 31, 2000............................    3

                Notes to Consolidated Financial Statements..............................................    4

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......    6

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..................................    9

                                             PART II
                                        Other Information

Item 2.     Changes in Securities and Use of Proceeds...................................................   10

Item 4.     Submission of Matters to a Vote of Security Holders.........................................   10

Item 6.     Exhibits and Reports on Form 8-K............................................................   10

Signatures  ............................................................................................   11

                        PROSOFTTRAINING AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                     Three Months Ended October 31,
                                     ------------------------------
                                        2001              2000
                                     ------------    --------------
Revenues:
        Content                         $  3,582        $  6,672
        Certification                        859             703
        Services                             162           2,089
                                        --------        --------
             Total revenues                4,603           9,464
                                        --------        --------

Costs and expenses:
        Costs of revenue                   2,309           3,835
        Content development                  497             472
        Sales and marketing                1,568           1,666
        General and administrative         1,744           1,929
        Depreciation and amortization        891             770
        Restructuring charge                 762              --
                                        --------        --------
             Total costs and expenses      7,771           8,672
                                        --------        --------


Income (loss) from operations             (3,168)            792
Interest income                               21             161
Interest expense                             (17)            (14)
                                        --------        --------
Income (loss) before income taxes         (3,164)            939
Income tax benefit                            --             200
                                        --------        --------
Net income (loss)                       $ (3,164)       $  1,139
                                        ========        ========

Net income (loss) per share:

        Basic                           $  (0.13)       $   0.05
                                        ========        ========
        Diluted                         $  (0.13)       $   0.05
                                        ========        ========
Weighted average shares outstanding:

        Basic                             23,724          22,683
                                        ========        ========
        Diluted                           23,724          25,024
                                        ========        ========

                             See accompanying notes.

                        PROSOFTTRAINING AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    October 31, 2001  July 31, 2001
                                                                                    ----------------  ------------
                                     ASSETS                                            (Unaudited)
                                     ------
Current assets:

      Cash and cash equivalents                                                             $  6,551      $  5,136
      Accounts receivable, less allowances of $1,111 and $1,003                                2,930         3,663
      Prepaid expenses and other current assets                                                  596           615
                                                                                    -----------------  ------------
                Total current assets                                                          10,077         9,414

      Deferred income taxes                                                                      925           925
      Property and equipment, net                                                              1,594         1,735
      Goodwill, net of accumulated amortization of $4,067 and $3,450                          38,466        39,082
      Courseware and licenses, net of accumulated amortization of $1,681 and $1,075            3,884         4,060
                                                                                    ----------------- -------------
                Total assets                                                                $ 54,946      $ 55,216
                                                                                    =================  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:

      Accounts payable                                                                      $  2,062      $  2,352
      Accrued expenses                                                                         2,832         2,633
      Current portion of capital lease obligations                                                94           121
      Accrued restructure costs                                                                  484           161
                                                                                    -----------------  ------------
                Total current liabilities                                                      5,472         5,267

      Long-term debt                                                                           2,500             -
      Obligations under capital leases, net of current portion                                   162           158
      Other                                                                                      200           200
                                                                                    -----------------  ------------
                Total liabilities                                                              8,334         5,625
                                                                                    -----------------  ------------

      Common stock subject to redemption                                                          19            19

Stockholders' equity:
      Common shares, par value $.001 per share: authorized shares: 75,000,000;
           issued: 23,973,256 and 23,686,898 shares                                               24            24
      Additional paid-in capital                                                             104,196       104,016
      Accumulated deficit                                                                    (57,557)      (54,394)
      Accumulated other comprehensive income                                                       5             1
      Less common stock in treasury, at cost: 11,912 shares                                      (75)          (75)
                                                                                    -----------------  ------------
                Total stockholders' equity                                                    46,593        49,572
                                                                                    -----------------  ------------
                Total liabilities and stockholders' equity                                  $ 54,946      $ 55,216
                                                                                    =================  ============

                             See accompanying notes.

                        PROSOFTTRAINING AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Three Months Ended October 31,
                                                                    ------------------------------
                                                                      2001                  2000
                                                                    --------              --------
Operating activities:
    Net income (loss)                                               $ (3,164)             $  1,139
    Adjustments to reconcile net income (loss) to cash provided by
        (used in) operating activities:
          Depreciation and amortization                                1,195                   769
          Restructuring                                                  692                     -
          Deferred income taxes                                            -                  (200)
          Changes in operating assets and liabilities:
             Accounts receivable                                         752                  (969)
             Prepaid expenses and other current assets                    95                  (408)
             Accounts payable                                           (328)                 (195)
             Accrued expenses                                             61                   368
             Accrued restructure costs                                   (58)                   (4)
                                                                    --------              --------

    Net cash provided by (used in) operating activities                 (755)                  500
Investing activities:
    Acquisition of business, net of cash acquired                          -                  (300)
    Purchases of property and equipment                                  (88)                 (261)
    Courseware and license purchases                                    (224)                    -
                                                                    --------              --------

    Net cash used in investing activities                               (312)                 (561)
Financing activities:
    Issuance of common stock                                               5                   137
    Principal payments on capital leases                                 (24)                  (19)
    Issuance of long-term debt                                         2,500                     -
    Debt issuance costs                                                  (20)                    -
    Other                                                                  -                  (150)
                                                                    --------              --------

    Net cash provided by (used in) financing activities                2,461                   (32)
Effects of exchange rates on cash                                         21                   (25)
                                                                    --------              --------

Net increase (decrease) in cash and cash equivalents                   1,415                  (118)
Cash and cash equivalents at beginning of year                         5,136                13,044
                                                                    --------              --------

Cash and cash equivalents at end of year                               6,551              $ 12,926
                                                                    ========              ========

Supplementary disclosure of cash paid during the year for:
      Interest                                                      $      7              $     11
                                                                    ========              ========
      Income taxes                                                  $      -              $      -
                                                                    ========              ========

Noncash financing activities:
      Common stock issued under separation agreements               $    175              $      -
                                                                    ========              ========

                             See accompanying notes.

                        PROSOFTTRAINING AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.   General

     These consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month period ended October 31, 2001, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2002. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Comprehensive income

     The components of comprehensive income for the three months ended October 31, 2001 and 2000 are as follows:

                                                                      2001                2000
                                                                      ----                ----
           Net income (loss)                                         $(3,164)           $ 1,139
           Other comprehensive income (loss):
                 Foreign currency translation adjustments                  4                (87)
                                                                     -------            -------
           Comprehensive income (loss)                               $(3,160)           $ 1,052
                                                                     =======            =======

3.   Restructuring

     In the quarter ended October 31, 2001, the Company recorded a $762 charge for restructuring primarily due to severance and other employee related costs.

     The following table displays the activity and balances of the accrued restructure costs account:

                                                    Balance                                             Balance
                                                  July 31, 2001       Charge         Settled        October 31, 2001
                                                  -------------       ------         -------        ----------------
Severance and other employee related costs            $    -          $  729         $   381            $   348
Other                                                    162              33              59                136
                                                      ------          ------         -------            -------
                                                      $  162          $  762         $   440            $   484
                                                      ======          ======         =======            =======

     The Company anticipates that the remaining amounts to be settled will be substantially completed by year-end of fiscal 2002.

4.   Earnings Per Share of Common Stock

     Basic earnings per common share were calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

     The following table reconciles the number of shares utilized in the earnings per share calculations for the three-month periods ended October 31, 2001 and 2000.

                                                              2001             2000
                                                              ----             ----
                    Common Shares - basic                  23,723,980       22,683,269
                    Effect of dilutive securities:
                         Stock options                              -        1,404,408
                         Other                                      -          936,584
                                                           ----------       ----------

                    Common Shares - diluted                23,723,980       25,024,261
                                                           ==========       ==========

5.   Debt

     On October 16, 2001, the Company received $2,500 from Hunt Capital Growth Fund II, L.P. ("Hunt Capital") pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note. The Note is secured by all of the assets of the Company, has a five-year term, carries a 10% coupon, and does not require any interest payments until maturity. The Note is convertible into Common Stock of the Company at $0.795, which was 120% of the ten-day average closing market price of the Common Stock at closing. Hunt Capital may accelerate the maturity of the Note upon certain events, including a sale or change of control of the Company or an equity financing by the Company in excess of $2,500. In addition, as further consideration for the investment, Hunt Capital received the right to certain payments upon a sale of the Company in a transaction whose value falls below $145,000. The potential payment is $1,000 unless the transaction value falls below $60,000 at which point the payment would grow on a pro-rata basis to $4,500 if the transaction value falls below $10,000.

6.   Acquisitions

     In December 2000, the Company purchased all the assets of Mastery Point Learning Systems, Inc. (Mastery) in exchange for $2,500 in cash and 164,000 shares of the Company's common stock. Shares issued in connection with the purchase have been valued at $1,500. As a result of the acquisition of Mastery, which was accounted for as a purchase, the Company recorded goodwill of $4,155.

     Pro forma operating results giving effect to the Mastery acquisition as though this acquisition occurred on August 1, 2000 are not presented because it is not materially different than the Company's actual results.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS) 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective August 1, 2002. For the three months ended October 31, 2001, goodwill amortization increased net loss by $681 and net loss per share by approximately $0.03 per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including those factors discussed under "Additional Factors That May Affect Results Of Operations and Market Price Of Stock" on Page 8. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements. For the purposes of this Form 10-Q, "we" and "our" refers to the Company.

OVERVIEW

         ProsoftTraining is a leading provider of information technology ("IT") curriculum and certifications to help individuals develop, upgrade and validate critical IT skills. We sell and license our courseware, certifications and instructional services to academic institutions, commercial training centers, internal corporate training departments and individuals around the world.

DEVELOPMENT OF BUSINESS

         ProsoftTraining was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Overhead costs associated with the "bricks-and-mortar" network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its educational programs and instructional services to the technology training industry.

RESULTS OF OPERATIONS

         Revenues

         Total revenues were $4.60 million in the three months ended October 31, 2001, compared with $9.46 million in the three months ended October 31, 2000, a decrease of $4.86 million, or 51%. The decrease was attributable to the economic slowdown and a reduction in corporate training activities.

         Content revenues decreased 46%, or $3.09 million, to $3.58 million for the three months ended October 31, 2001, compared with $6.67 million for the three months ended October 31, 2000.

         Services revenue decreased 92%, or $1.93 million, to $0.16 million for the three months ended October 31, 2001, compared with $2.09 million for the three months ended October 31, 2000. In addition to the items discussed above, the decrease was attributable to an increase in CIW certified instructors at our CIW channel partners and a decrease in demand for our non-CIW services business.

         Certification revenues increased 22%, or $0.16 million, to $0.86 million for the three months ended October 31, 2001, compared with $0.70 million for the three months ended October 31, 2000. Certification revenues consist of CIW certification exam fees and annual fees received from CIW Authorized Training Providers ("ATP").

         Costs of Revenues

         Costs of revenues were $2.31 million in the three months ended October 31, 2001, compared with $3.84 million in the three months ended October 31, 2000, a decrease of $1.53 million, or 40%. The decrease was attributable to lower revenues. As a percentage of revenue, gross profit, defined as total revenues less costs of revenue, decreased to 50% in the three months ended October 31, 2001, compared with 59% in the three months ended October 31, 2000. The decrease in gross profit was primarily due to negative gross profit in the services business because of the fixed cost nature of that business and lower revenues.

         Content Development

         Content development expenses were $0.50 million in the three months ended October 31, 2001, compared with $0.47 million in the three months ended October 31, 2000, an increase of $0.03 million, or 5%. The increase was attributable to higher personnel costs associated with updating an expanded library of courseware and new e-learning products.

         Sales and Marketing

         Sales and marketing expenses were $1.57 million in the three months ended October 31, 2001, compared with $1.67 million in the three months ended October 31, 2000, a decrease of $0.10 million, or 6%. The decrease was attributable to lower sales commissions, offset partially by an increase in the number of employees.

         General and Administrative

         General and administrative expenses were $1.74 million in the three months ended October 31, 2001, compared with $1.93 million in the three months ended October 31, 2000, a decrease of $0.19 million, or 10%. The decrease was attributable to lower personnel costs associated with the restructuring that occurred in the last quarter of fiscal year 2001 and the three months ended October 31, 2001.

         Depreciation and Amortization

         Depreciation and amortization expenses were $0.89 million in the three months ended October 31, 2001, compared with $0.77 million in the three months ended October 31, 2000, an increase of $0.12 million, or 16%. The increase was primarily attributable to the amortization of goodwill associated with the acquisition of Mastery Point Learning Systems in the second quarter of fiscal year 2001.

         Restructuring Charge

         A restructuring charge of $0.76 million was recorded in the three months ended October 31, 2001 to account for severance expenses and other costs. The restructuring charge consisted of severance and other employee-related costs of $0.73 million and other costs of $0.03 million.

         Interest Income and Interest Expense

         Interest income decreased $0.14 million in the three months ended October 31, 2001, from $0.16 in the three months ended October 31, 2000. The decrease in interest income is attributable to lower cash balances during the current period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $0.76 million in the three months ended October 31, 2001, compared with cash provided by operating activities of $0.50 million for the three months ended October 31, 2000, a decrease of $1.26 million. The decrease in net cash from operating activities for the first quarter of fiscal 2002 was primarily due to a loss from operations, offset by depreciation and amortization, a non-cash restructuring charge and by an increase in net operating assets over net operating liabilities.

         Net cash used in investing activities was $0.31 million for the three months ended October 31, 2001, compared with $0.56 million in the same year-ago period. The decrease in net cash used in investing activities of $0.25 million, was primarily due to pre-payments associated with the Mastery Point Learning Systems acquisition, which was finalized in the second quarter of fiscal year 2001.

         Net cash provided by financing activities was $2.46 million for the three months ended October 31, 2001, compared with net cash used in financing activities of $0.03 for the three months ended October 31, 2000. The increase in net cash provided by financing activities was due to the issuance of a $2.5 million Subordinated Secured Convertible Note in October 2001.

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

POSSIBILITY OF CONTINUING LOSSES

         We have incurred net losses of approximately $58 million from our inception on December 5, 1995, through October 31, 2001. For the year ended July 31, 2000, we reported net income of $1.62 million, but for the year ended July 31, 2001, we reported a net loss of $4.17 million, despite significant revenue growth. Our ability to continue to generate revenue growth in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues and manage our expenses. We cannot assure you that we will be able to continue to increase revenues, manage expenses or achieve profitability.

UNCERTAINTY OF FUTURE CAPITAL REQUIREMENTS

         Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $85 million from private placements and incurred losses of approximately $58 million from our inception through October 31, 2001. We currently expect that cash on hand and funds from operations will be sufficient to meet our minimum foreseeable working capital, capital expenditure and capital lease requirements for the next 12 months. However, if we do not attain profitability and generate positive cash flow as anticipated, our ability to continue as a going concern may be jeopardized unless additional outside financing can be obtained.

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

EFFECT OF MARKET OVERHANG ON STOCK PRICE

         Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements, which have been filed with the SEC, remain effective, the selling stockholders under those registration statements may sell approximately 6.2 million shares, or approximately 25% of the shares of Common Stock currently outstanding on a diluted basis. These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under Rule 144.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Recent Sales of Unregistered Securities

     On October 16, 2001, the Company sold a $2.5 million Subordinated Secured Convertible Note to Hunt Capital Growth Fund II, L.P. ("Hunt Capital"). The Note has a five-year term and is convertible into Common Stock of the Company at $0.795 per share. The Company believes that the issuance to this institutional investor was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), in reliance on the exemption set forth in Rule 506 of Regulation D promulgated under the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company's Annual Meeting of Stockholders was held on November 27, 2001. At the Annual Meeting, the following directors were elected to serve as Class II directors for a three-year term and until their respective successors are elected and qualified.

                                                Votes For Votes Withheld
                                                --------- --------------

     Jeffrey G. Korn                           18,967,739        169,918
     Charles McCusker                          18,967,739        169,918

     In addition, the stockholders approved the following proposal:

                                                Votes For  Votes Against  Abstentions
                                                ---------  -------------  -----------
     Approval of an amendment to the Company's
     Amended and Restated Articles of
     Incorporation to change the name of the
     Company to ProsoftTraining                19,053,388         86,150      15,076

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Reports on Form 8-K

     A Current Report on Form 8-K dated October 25, 2001, was filed with the Securities and Exchange Commission reporting the receipt of $2.5 million from Hunt Capital pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note, and the termination of Mr. David I. Perl, President and Chief Operating Officer, and Mr. Jeffrey G. Korn, General Counsel, effective October 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ProsoftTraining

Dated: December 12, 2001
                                                  /s/ JERRELL M. BAIRD
                                                  ------------------------------
                                                  Jerrell M. Baird
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)

Dated: December 12, 2001
                                                  /s/ ROBERT G. GWIN
                                                  ------------------------------
                                                  Robert G. Gwin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)