Form 10-Q
period 2002-01-31
PROSOFTTRAINING COM
filed 2002-03-15
CIK 1018693

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               __________________

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended January 31, 2002

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to__________________.

                        Commission File Number 000-21535

                               __________________

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

                                __________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO (_)

     The number of shares of the registrants' common stock, $001 par value, outstanding as of March 6, 2002 was 24,180,153 shares.

================================================================================

                                 PROSOFTTRAINING

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                          Page
                                                                                                          ----
                                                        PART I
                                                 Financial Information

Item 1.   Financial Statements
             Consolidated Statements of Operations
                  Three months ended January 31, 2002 and January 31, 2001 ...............................  3
                  Six months ended January 31, 2002 and January 31, 2001 .................................  3

             Consolidated Balance Sheets
                  January 31, 2002 and July 31, 2001 .....................................................  4

             Consolidated Statements of Cash Flows
                  Six months ended January 31, 2002 and January 31, 2001 .................................  5

             Notes to Consolidated Financial Statements ..................................................  6




Item 2.   Management's Discussion and Analysis of the Results of Operations and Financial Condition ......  7

Item 3    Quantitative and Qualitative Disclosures About Market Risk ..................................... 11


                                                       PART II
                                                  Other Information

Item 6.   Exhibits and Reports on Form 8-K ............................................................... 12

Signatures ............................................................................................... 13

                        PROSOFTTRAINING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                       Three Months Ended January 31,      Six Months Ended January 31,
                                       ------------------------------      ----------------------------
                                         2002                2001            2002              2001
                                         ----                ----            ----              ----
Revenues:
   Content                             $  3,260            $  6,706        $  6,842          $ 13,379
   Certification                            985               1,017           1,844             1,719
   Services                                 168               1,429             330             3,518
                                       --------            --------        --------          --------
         Total revenues                   4,413               9,152           9,016            18,616
                                       --------            --------        --------          --------

Costs and expenses:
   Costs of revenues                      2,172               4,010           4,481             7,846
   Content development                      568                 520           1,065               991
   Sales and marketing                    1,570               1,737           3,138             3,404
   General and administrative             1,369               1,771           3,113             3,700
   Depreciation and amortization            878                 895           1,769             1,664
   Restructuring charge                       -                   -             762                 -
                                       --------            --------        --------          --------
         Total costs and expenses         6,557               8,933          14,328            17,605
                                       --------            --------        --------          --------

Income (loss) from operations            (2,144)                219          (5,312)            1,011

Interest income                              21                 137              42               298
Interest expense                            (72)                (12)            (89)              (26)
                                       --------            --------        --------          --------

Income (loss) before income taxes        (2,195)                344          (5,359)            1,283

Deferred income tax benefit                   -                 200               -               400
                                       --------            --------        --------          --------

Net income (loss)                      $ (2,195)           $    544        $ (5,359)         $  1,683
                                                                                             ========

Net income (loss) per share:

  Basic                                $  (0.09)           $   0.02        $  (0.22)         $   0.07
                                       ========            ========        ========          ========
  Diluted                              $  (0.09)           $   0.02        $  (0.22)         $   0.07
                                       ========            ========        ========          ========
Weighted average shares outstanding:

  Basic                                  23,991              22,792          23,858            22,738
                                       ========            ========        ========          ========
  Diluted                                23,991              24,908          23,858            25,001
                                       ========            ========        ========          ========

                             See accompanying notes.

                        PROSOFTTRAINING AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           January 31, 2002       July 31, 2001
                                                                           ----------------       -------------
                                 ASSETS                                      (Unaudited)
                                 ------
Current assets:
   Cash and cash equivalents                                               $          5,635       $       5,136
   Accounts receivable, less allowances of $858 and $1,003                            2,658               3,663
   Prepaid expenses and other current assets                                            605                 615
                                                                           ----------------       -------------
             Total current assets                                                     8,898               9,414


   Deferred income taxes                                                                925                 925
   Property and equipment, net                                                        1,457               1,735
   Goodwill, net of accumulated amortization of $4,683 and $3,450                    37,868              39,082
   Courseware and licenses, net of accumulated amortization
     of $2,051 and $1,075                                                             3,544               4,060
                                                                           ----------------       -------------
             Total assets                                                  $         52,692       $      55,216
                                                                           ================       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
   Accounts payable                                                        $          2,165       $       2,352
   Accrued expenses                                                                   2,657               2,611
   Current portion of capital lease obligations                                          77                 121
   Deferred revenue                                                                     167                  22
   Accrued restructuring costs                                                          209                 161
                                                                           ----------------       -------------
             Total current liabilities                                                5,275               5,267

   Long-term debt                                                                     2,500                   -
   Obligations under capital leases, net of current portion                             147                 158
   Other                                                                                200                 200
                                                                           ----------------       -------------
             Total liabilities                                                        8,122               5,625
                                                                           ----------------       -------------

   Common stock subject to redemption                                                     -                  19

 Stockholders' equity:
   Common shares, par value $.001 per share; authorized shares:
     75,000,000; outstanding: 24,100,513 shares and 23,685,098 shares                    24                  24
   Additional paid-in capital                                                       104,384             104,016
   Accumulated deficit                                                              (59,753)            (54,394)
   Accumulated other comprehensive (loss) income                                        (10)                  1
   Less common stock in treasury, at cost: 11,912 shares                                (75)                (75)
                                                                           ----------------       -------------
             Total stockholders' equity                                              44,570              49,572
                                                                           ----------------       -------------
             Total liabilities and stockholders' equity                    $         52,692       $      55,216
                                                                           ================       =============

                             See accompanying notes.

                        PROSOFTTRAINING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Six Months Ended January 31,
                                                                                            ----------------------------
                                                                                              2002               2001
                                                                                              ----               ----
Operating activities:
Net (loss) income ........................................................................      $ (5,359)   $  1,683
Adjustments to reconcile net (loss) income to cash used in operating activities:
       Depreciation and amortization .....................................................         2,303       1,664
       Gain on the disposition of fixed assets ...........................................            14
       Deferred income taxes .............................................................             -        (400)
       Restructuring charge ..............................................................           297           -
       Changes in operating assets and liabilities, net of the effects of acquisition:
              Accounts receivable ........................................................         1,011        (716)
              Prepaid expenses and other current assets ..................................           106         114
              Accounts payable ...........................................................          (216)       (214)
              Accrued expenses and deferred income .......................................           192        (261)
              Accrued restructuring costs ................................................             8         (40)
                                                                                                --------    --------

                   Net cash (used in) provided by operating activities ...................        (1,644)      1,830
                                                                                                --------    --------

Investing activities:
       Acquisitions of businesses, net of cash acquired ..................................           (19)     (2,580)
       Purchase of property and equipment ................................................          (175)       (728)
       Courseware and license purchases ..................................................          (264)     (1,192)
                                                                                                --------    --------

                   Net cash used in investing activities .................................          (458)     (4,500)
                                                                                                --------    --------

Financing activities:
       Issuance of long-term debt ........................................................         2,500           -
       Issuance of common stock ..........................................................           181         917
       Principal payments on capital leases ..............................................           (55)        (44)
       Other .............................................................................           (24)          -
                                                                                                --------    --------

                   Net cash provided by financing activities .............................         2,602         873
                                                                                                --------    --------

Effects of exchange rate changes on cash .................................................            (1)         (3)
                                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents .....................................           499      (1,800)
Cash and cash equivalents at the beginning of period .....................................         5,136      13,044
                                                                                                --------    --------
Cash and cash equivalents at the end of period ...........................................      $  5,635    $ 11,244
                                                                                                ========    ========

Supplementary disclosure of cash paid during the period for:

       Interest ..........................................................................      $     16    $     11
                                                                                                ========    ========
       Income taxes ......................................................................      $      -    $      -
                                                                                                ========    ========

Noncash financing activities:
       Common stock issued under separation agreements ...................................      $    175    $      -
                                                                                                ========    ========

                             See accompanying notes

                        PROSOFTTRAINING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.   General

     These consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six-month period ended January 31, 2002, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2002. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Comprehensive income

     The components of comprehensive income for the three and six months ended January 31, 2002 and 2001 are as follows:

                                                     Three months ended     Six months ended
                                                     ------------------     ----------------
                                                         January 31            January 31
                                                         ----------            ----------
                                                      2002       2001      2002       2001
                                                      ----       ----      ----       ----
      Net income (loss)                             $(2,195)   $   544   $(5,359)   $ 1,683
      Other comprehensive income (loss):
         Foreign currency translation adjustments       (16)        13       (11)       (74)
                                                    -------    -------   -------    -------
      Comprehensive income (loss)                   $(2,211)   $   557   $(5,370)   $ 1,609
                                                    =======    =======   =======    =======

3.   Restructuring

     In the quarter ended October 31, 2001, the Company recorded a $762 charge for restructuring primarily due to severance and other employee related costs.

     The following table displays the activity and balances of the accrued restructure costs account:

                                                      Balance                                   Balance
                                                   July 31, 2001      Charge     Settled    January 31, 2002
                                                   -------------     --------   ---------   ----------------
Severance and other employee related costs         $           -     $    729   $     607   $            122
Other                                                        162           33         108                 87
                                                   -------------     --------   ---------   ----------------
                                                   $         162     $    762   $     715   $            209
                                                   =============     ========   =========   ================

     The Company anticipates that the remaining amounts to be settled will be substantially completed by July 31, 2002.

4.   Earnings (Loss) Per Share of Common Stock

     Basic earnings (loss) per common share were calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

     The following table reconciles the number of shares utilized in the earnings per share calculations for the three and six-month periods ended January 31, 2002 and 2001.

                                             Three Months Ended        Six Months Ended
                                                 January 31,              January 31,
                                            ---------------------    --------------------
                                               2002        2001        2002        2001
                                            ---------   ---------    --------    --------
          Common shares - basic               23,991      22,792      23,858       22,738

          Effect of dilutive securities
               Stock options                      --       1,200          --        1,338
               Other                              --         916          --          925
                                              ------    --------     -------      -------
          Common shares - diluted             23,991      24,908      23,858       25,001
                                              ======    ========     =======      =======

     For the three and six months ended January 31, 2002, all potential common shares were anti-dilutive. In 2001, outstanding stock options and warrants not included in the computation of diluted earnings per share because their effect would be anti-dilutive totaled 602,000 shares for the three months ended January 31, 2001 and 998,875 shares for the six months ended January 31, 2001.

5.   Debt

     On October 16, 2001, the Company received $2,500 from Hunt Capital Growth Fund II, L.P. ("Hunt Capital") pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note. The Note is secured by all of the assets of the Company, has a five-year term, carries a 10 percent coupon, and does not require any interest payments until maturity. The Note is convertible into Common Stock of the Company at $0.795 per share, which was 120 percent of the ten-day average closing market price of the Common Stock at closing. Hunt Capital may accelerate the maturity of the Note upon certain events, including a sale or change of control of the Company or an equity financing by the Company in excess of $2,500. In addition, as further consideration for the investment, Hunt Capital received the right to certain payments upon a sale of the Company in a transaction whose value falls below $145,000. The potential payment is $1,000 unless the transaction value falls below $60,000, at which point the payment would grow on a pro-rata basis to $4,500 if the transaction value falls below $10,000.

6.   Acquisitions

     In December 2000, the Company purchased all the assets of Mastery Point Learning Systems, Inc. ("Mastery") in exchange for $2,500 in cash and 164,000 shares of the Company's common stock. Shares issued in connection with the purchase were valued at $1,500. As a result of the acquisition of Mastery, which the Company accounted for as a purchase, the Company recorded goodwill of $4,155.

     Pro forma operating results giving effect to the Mastery acquisition as though this acquisition occurred on August 1, 2000 are not presented because it is not materially different than the Company's actual results.

7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective August 1, 2002. For the three and six-months ended January 31, 2002, goodwill amortization increased net loss by $681 and $1,362, respectively, and net loss per share by approximately $0.03 per share and $0.06 per share, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity, A number of important factors could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including those factors discussed under "Additional Factors That May Affect Results Of Operations and Market Price Of Stock" on Page 10. These forward-looking statements represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements. For the purposes of this Form 10-Q, "we" and "our" refers to the Company.

OVERVIEW

     ProsoftTraining is a leading provider of information technology ("IT") curriculum and certifications to help individuals develop, upgrade and validate critical IT skills. We sell and license our content, certifications and instructional services to academic institutions, commercial training centers, internal corporate training departments and individuals around the world.

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

RESULTS OF OPERATIONS

     Revenues

     Total revenues were $4.41 million in the three months ended January 31, 2002, compared with $9.15 million in the three months ended January 31, 2001, a decrease of $4.74 million. Revenues decreased to $9.02 million in the six months ended January 31, 2002 from $18.62 million in the six months ended January 31, 2001. The decrease in total revenues was attributable to the economic slowdown and the resulting reduction in corporate training activities.

     Content revenues decreased 51%, or $3.45 million, to $3.26 million for the three months ended January 31, 2002, compared with $6.71 million in the three months ended January 31, 2001. Revenues decreased 49%, or $6.54 million, to $6.84 million for the six months ended January 31, 2002, compared with $13.38 million in the six months ended January 31, 2001.

     Certification revenues decreased 3%, or $0.32 million, to $0.99 million for the three months ended January 31, 2002, compared with $1.02 million for the three months ended January 31, 2001, and increased 7%, or $0.13 million to $1.84 million in the six months ended January 31, 2002 from $1.72 million in the six months ended January 31, 2001. Certification revenues consist of CIW certification exam fees and fees received from CIW Authorized Training Providers ("ATP"). Although total certification revenues decreased in the three months ended January 31, 2002, exam fees increased 12% in the three months ended January 31, 2002 when compared to the three months ended January 31, 2001.

     Services revenues decreased 88%, or $1.26 million, to $0.17 million for the three months ended January 31, 2002, compared with $1.43 million for three months ended January 31, 2001, and decreased 90%, or $3.19 million, to $0.33 million in the six months ended January 31, 2002 from $3.52 million in the six months ended January 31, 2001. In addition to the items discussed in the first paragraph above, the decrease in services revenues was also attributable to an increase in CIW certified instructors at our CIW channel partners and softness in the non-CIW services business.

     Costs of Revenues

     Costs of revenues decreased $1.84 million, or 46%, compared with the year-ago quarter, and decreased $3.37 million, or 43%, compared with the year-ago six-month period. As a percentage of revenue, gross profit, defined as total revenues less costs of revenues, decreased to 51% from 56% in the year-ago quarter and to 50% from 58% in the year-ago six-month period. This decrease is due primarily to the decrease in revenues.

     Content Development

     Content development expenses increased $0.05 million, or 9%, compared with the year-ago quarter and increased $0.07 million, or 7%, compared with the year-ago six month period. The increase in costs was attributable to new product development and salary expense associated with updating and a XML conversion of an expanded library of courseware.

     Sales and Marketing

     Sales and marketing expenses decreased $0.17 million, or 10%, compared with the year-ago quarter, and decreased $0.27 million, or 8%, compared with the year-ago six month period. The decrease was attributable to lower revenues and associated sales commissions, offset partially by an increase in the number of employees.

     General and Administrative

     General and administrative expenses decreased $0.40 million, or 23%, compared with the year-ago quarter, and decreased $0.59 million, or 16%, compared with the year-ago six-month period. The decrease was attributable to lower personnel costs as a result of the restructuring that occurred in the last quarter of fiscal year 2001 and the first quarter of current fiscal year.

     Depreciation and Amortization

     Depreciation and amortization expenses decreased $0.02 million, or 2%, compared with the year-ago quarter and increased $0.11 million, or 6%, compared with the year-ago six month period. The increase in the current six month period was primarily attributable to the amortization of goodwill associated with the acquisition of Mastery Point Learning Systems in the second quarter of fiscal year 2001.

     Interest Income and Interest Expense

     Interest income decreased $0.12 million, or 85%, compared with the year-ago quarter, and decreased $0.26 million, or 86%, compared with the year-ago six-month period. The decrease in interest income was attributable to lower cash balances in the current period.

     Interest expense increased $0.06 million, or 500%, compared with the year-ago quarter, and increased $0.06 million, or 242%, compared with the year-ago six-month period. The increase in interest expense was attributable to the issuance of a $2.50 million Subordinated Secured Convertible Note in the first quarter of fiscal year 2002.

     Restructuring Charge

     A restructuring charge of $0.76 million was recorded in the first quarter of fiscal year 2002 to account for severance expenses and other costs. The restructuring charge consisted of severance and other employee-related costs of $0.73 million and other costs of $0.03 million.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $1.64 million in the six months ended January 31, 2002, compared with cash provided by operating activities of $1.83 million for the six months ended January 31, 2001, a decrease of $3.49 million. The decrease in net cash from operating activities for the six months ended January 31, 2002 was primarily due to the loss from operations, offset by depreciation and amortization and a decrease in net operating assets.

     Net cash used by investing activities was $0.46 million for the six months ended January 31, 2002, compared with $4.50 million in the same year-ago period. The decrease in net cash used in investing activities of $4.04 million was primarily due to the acquisition of Mastery Point Learning Systems in the second quarter of fiscal year 2001 and the purchases of property and equipment and courseware and licenses.

     Net cash provided by financing activities was $2.60 million in the six months ended January 31, 2002, compared with $0.87 million in the same year-ago period. The increase in net cash provided by financing activities was due to the issuance of the $2.50 million Subordinated Secured Convertible Note in October 2001.

      In November 1998, we entered into an Accounts Receivable Line of Credit agreement with a bank whereby up to 80% of the accounts receivable can be advanced, up to $3.5 million. We have not borrowed under this line of credit.

      Management believes that, with respect to its current operations, cash on hand and funds from operations, together with our credit facility, will be sufficient to cover reasonably foreseeable working capital and capital expenditure requirements for the next twelve months. Future financings, if required, will be arranged to meet Prosoft's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions.

ADDITIONAL FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND MARKET PRICE OF
STOCK

      The discussions in this Form 10-Q concerning future financing needs, changes in business strategy, future profitability, and factors affecting liquidity contain forward-looking statements. Although we believe that these statements are reasonable in view of the facts available to us, no assurance can be given that all of these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere in this Form 10-Q.

POSSIBILITY OF CONTINUING LOSSES

      We have incurred losses of $59.75 million from our inception on December 5, 1995, through January 31, 2002. For the year ended July 31, 2000, we reported net income of $1.63, but for the year ended July 31, 2001, we reported a net loss of $4.17 million, despite significant revenue growth, and for the six months ended January 31, 2002, we reported a net loss of $5.36 million. Our ability to generate revenue growth in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues and continue to manage our expenses. We cannot assure you that we will be able to increase revenues, manage expenses or achieve profitability. As a result, we may have significant impairment charges that will need to be taken if we determine we cannot generate sufficient cash flow to recover our intangible assets.

UNCERTAINTY OF FUTURE CAPITAL REQUIREMENTS

      Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $85 million from private placements and incurred losses of approximately $60 million from our inception through January 31, 2002. We currently expect that cash on hand and funds from operations will be sufficient to meet our minimum foreseeable working capital, capital expenditures and capital lease requirements for the next 12 months. However, if we do not attain profitability and generate positive cash flow, our ability to continue as a going concern may be jeopardized unless additional outside financing can be obtained.

UNCERTAINTY OF FUTURE FUNDING

      If we do not achieve profitability and generate positive cash flow, we may require additional outside financing. Even if we do return to profitability and positive cash flow, we may require outside financing to fund further growth of our business. We do not know at this time when, or if, we may need additional funds, and we cannot be certain that if we do need additional funds in the future, we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds when necessary, we may have to reduce planned expenditures, scale back our operations or growth, or enter into financing arrangements on terms which we would not otherwise accept.

INTENSE COMPETITION IN TRAINING MARKET

      We face substantial competition in the training market. Competition in the information technology training market is intense, rapidly changing and affected by the rapidly evolving nature of the information technology industry. A number of other companies offer products and services similar to ours, and additional new competitors may emerge in the future. Many of our existing competitors have substantially greater capital resources, technical expertise, marketing experience, established customers and facilities. As a result, there is a risk that we will not be able to successfully compete with existing and future competitors, which would adversely affect our financial performance.

NEED TO RESPOND TO RAPID TECHNOLOGICAL CHANGES

      In our industry, technology advances rapidly and industry standards continue to evolve. To remain competitive and achieve profitability, we must continually enhance our existing products and services and promptly introduce new products, services, and technologies to meet the changing demands of our customers. Our failure to respond to technological changes quickly will adversely affect our financial performance.

EFFECT OF MARKET OVERHANG ON STOCK PRICE

      Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales may occur could also adversely affect the price. As long as certain registration statements that have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 6.3 million shares, or approximately 24% of the shares of Common Stock currently outstanding on a diluted basis. These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under Rule 144.

VOLATILITY OF STOCK PRICE

      Our Common Stock has experienced substantial price volatility, which may continue to occur in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as the following may have a significant effect on the market price of our Common Stock:

      . fluctuations in our operating results
      . the perception by others of our inability to obtain any necessary new financing
      . a limited trading market for our Common Stock
      . announcements of new ventures or products and services by us or our competitors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits

          3.1 Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No. 333-76984) and incorporated herein by reference.

          10.1 Amendment to Securities Purchase Agreement dated December 28, 2001 between the Company and Hunt Capital Growth Fund II, LP.

      b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended January 31, 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ProsoftTraining

Dated:  March 13, 2002
                                                 /s/ JERRELL M. BAIRD
                                                 -------------------------------
                                                 Jerrell M. Baird
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Duly Authorized Officer)

Dated:  March 13, 2002
                                                 /s/ ROBERT G. GWIN
                                                 -------------------------------
                                                 Robert G. Gwin
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)