Form 10-Q
period 2002-04-30
PROSOFTTRAINING COM
filed 2002-06-13
CIK 1018693

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   _____________
                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal quarter ended April 30, 2002

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________to__________________.

                        Commission File Number 000-21535
                                   _____________

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

                     Common Stock, Par Value $.001 Per Share
                                (Title of class)
                                   _____________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO ( )

     The number of shares of the registrants' common stock, $.001 par value, outstanding as of June 5, 2002 was 24,181,480 shares.

================================================================================

                                 PROSOFTTRAINING

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                             Page
                                                                                                             ----
                                                 PART I

                                           Financial Information

Item 1.   Financial Statements
             Consolidated Statements of Operations
               Three months ended April 30, 2002 and April 30, 2001 ........................................   3
               Nine months ended April 30, 2002 and April 30, 2001 .........................................   3

             Consolidated Balance Sheets
               April 30, 2002 and July 31, 2001 ............................................................   4

             Consolidated Statements of Cash Flows
               Nine months ended April 30, 2002 and April 30, 2001 .........................................   5

             Notes to Consolidated Financial Statements ....................................................   6


Item 2.   Management's Discussion and Analysis of the Results of Operations and Financial Condition ........   7

Item 3    Quantitative and Qualitative Disclosures About Market Risk .......................................  11



                                                 PART II

                                             Other Information

Item 6.   Exhibits and Reports on Form 8-K .................................................................  12

Signatures .................................................................................................  13

                        PROSOFTTRAINING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended April 30,   Nine Months Ended April 30,
                                                 ----------------------------   ---------------------------
                                                   2002                 2001       2002              2001
                                                   ----                 ----       ----              ----
Revenues:
   Content                                       $  3,538             $ 5,004   $ 10,380           $18,383
   Certification                                      924                 972      2,768             2,691
   Services                                           104               1,211        434             4,729
                                                 --------             -------   --------           -------
          Total revenues                            4,566               7,187     13,582            25,803
                                                 --------             -------   --------           -------

Costs and expenses:
   Costs of revenues                                2,610               3,767      7,091            11,697
   Content development                                512                 526      1,577             1,517
   Sales and marketing                              1,548               2,181      4,686             5,585
   General and administrative                       1,433               2,056      4,545             5,756
   Depreciation and amortization                      861                 847      2,631             2,427
   Impairment of goodwill                          22,500                   -     22,500                 -
   Write-down of courseware and licenses            1,452                   -      1,452                 -
   Restructuring charge                                 -                 664        762               664
                                                 --------             -------   --------           -------
         Total costs and expenses                  30,916              10,041     45,244            27,646
                                                 --------             -------   --------           -------

Loss from operations                              (26,350)             (2,854)   (31,662)           (1,843)

Interest income                                        12                  76         54               374
Interest expense                                      (68)                (12)      (157)              (38)
                                                 --------             -------   --------           -------

Loss before income taxes                          (26,406)             (2,790)   (31,765)           (1,507)

Deferred income tax (expense) benefit                (925)                  -       (925)              400
                                                 --------             -------   --------           -------

Net loss                                         $(27,331)            $(2,790)  $(32,690)          $(1,107)
                                                 ========             =======   ========           =======

Net loss per share:
  Basic                                          $  (1.13)            $ (0.12)  $  (1.36)          $ (0.05)
                                                 ========             =======   ========           =======
  Diluted                                        $  (1.13)            $ (0.12)  $  (1.36)          $ (0.05)
                                                 ========             =======   ========           =======

Weighted average shares outstanding:
  Basic                                            24,158              23,263     23,958            22,909
                                                 ========             =======   ========           =======
  Diluted                                          24,158              23,263     23,958            22,909
                                                 ========             =======   ========           =======

                             See accompanying notes.

                        PROSOFTTRAINING AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                            April 30, 2002         July 31, 2001
                                                                           ---------------        --------------
                                   ASSETS                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                               $       5,033          $       5,136
   Accounts receivable, less allowances of $935 and $1,003                         2,095                  3,663
   Prepaid expenses and other current assets                                         518                    615
                                                                           -------------          -------------
         Total current assets                                                      7,646                  9,414

   Deferred income taxes                                                               -                    925
   Property and equipment, net                                                     1,287                  1,735
   Goodwill, net of accumulated of $27,800 and $3,450                             14,752                 39,082
   Courseware and licenses, net of accumulated amortization of
      $3,918 and $1,336                                                            1,664                  4,060
                                                                          --------------          -------------
         Total assets                                                     $       25,349          $      55,216
                                                                          ==============          =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                1,993                  2,352
   Accrued expenses                                                                3,087                  2,611
   Current portion of capital lease obligations                                       67                    121
   Deferred revenue                                                                  216                     22
   Accrued restructuring costs                                                        68                    161
                                                                          --------------          -------------
         Total current liabilities                                                 5,431                  5,267

   Long-term debt                                                                  2,500                      -
   Obligations under capital leases, net of current portion                          132                    158
   Other
                                                                                       -                    200
                                                                          --------------          -------------
         Total liabilities                                                         8,063                  5,625
                                                                          --------------          -------------

   Common stock subject to redemption                                                  -                     19

Stockholders' equity:
   Common shares, par value $.001 per share; authorized shares:
    75,000,000; outstanding: 24,181,480 shares and 23,685,098 shares                  24                     24
   Additional paid-in capital                                                    104,412                104,016
   Accumulated deficit                                                           (87,084)               (54,394)
   Accumulated other comprehensive income                                              9                      1
   Less common stock in treasury, at cost: 11,912 shares                             (75)                   (75)
                                                                          --------------          -------------
         Total stockholders' equity                                               17,286                 49,572
                                                                          --------------          -------------
         Total liabilities and stockholders' equity                       $       25,349          $      55,216
                                                                          ==============          =============

                             See accompanying notes

                        PROSOFTTRAINING AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended April 30,
                                                                                            ---------------------------
                                                                                               2002              2001
                                                                                               ----              ----
Operating activities:
Net loss ................................................................................   $(32,690)          $(1,107)
Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization ......................................................      3,557             2,594
     Write-down of goodwill, courseware and licenses ....................................     23,952                 -
     Gain on the disposition of fixed assets ............................................         14                 -
     Deferred income taxes ..............................................................        925              (400)
     Restructuring charge ...............................................................        175               664
     Changes in operating assets and liabilities, net of the effects of acquisition:
          Accounts receivable ...........................................................      1,585               134
          Prepaid expenses and other current assets .....................................        252              (725)
          Accounts payable ..............................................................       (410)           (2,749)
          Accrued expenses and deferred income ..........................................        468                (2)
          Accrued restructuring costs ...................................................        (37)             (243)
                                                                                            --------           -------

               Net cash used in operating activities ....................................     (2,209)           (1,834)
                                                                                            --------           -------

Investing activities:
     Acquisitions of businesses, net of cash acquired ...................................        (19)           (2,580)
     Purchase of property and equipment .................................................       (196)           (1,024)
     Courseware and license purchases ...................................................       (298)           (2,606)
                                                                                            --------           -------

               Net cash used in investing activities ....................................       (513)           (6,210)
                                                                                            --------           -------

Financing activities:
     Issuance of long-term debt .........................................................      2,500                 -
     Issuance of common stock ...........................................................        208             2,055
     Principal payments on capital leases ...............................................        (81)              (67)
     Other ..............................................................................        (38)                -
                                                                                            --------           -------

               Net cash provided by financing activities ................................      2,589             1,988
                                                                                            --------           -------

Effects of exchange rate changes on cash ................................................         30               (18)
                                                                                            --------           -------

Net decrease in cash and cash equivalents ...............................................       (103)           (6,074)
Cash and cash equivalents at the beginning of period ....................................      5,136            13,044
                                                                                            --------           -------
Cash and cash equivalents at the end of period ..........................................   $  5,033           $ 6,970
                                                                                            ========           =======

Supplementary disclosure of cash paid during the period for:
     Interest ...........................................................................   $     22           $    20
                                                                                            ========           =======
     Income taxes .......................................................................   $      -           $     -
                                                                                            ========           =======

                             See accompanying notes

                        PROSOFTTRAINING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)

1.    General

      These consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine-month period ended April 30, 2002, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2002. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    Comprehensive income

      The components of comprehensive income for the three and nine months ended April 30, 2002 and 2001 are as follows:

                                                             Three months ended          Nine months ended
                                                             ------------------          -----------------
                                                                  April 30                    April 30
                                                                  --------                    --------
                                                             2002           2001         2002          2001
                                                             ----           ----         ----          ----
         Net loss                                            $(27,331)     $(2,790)     $(32,690)   $(1,107)
         Other comprehensive income (loss):
            Foreign currency translation adjustments               19          (10)            8        (84)
                                                             ---------     --------     ---------   --------
         Comprehensive loss                                  $(27,312)     $(2,800)     $(32,682)   $(1,191)
                                                             =========     ========     =========   ========

3.    Restructuring

      In the quarter ended October 31, 2001, the Company recorded a $762 charge for restructuring primarily due to severance and other employee related costs.

      The following table displays the activity and balances of the accrued restructure costs account:

                                                       Balance                                                Balance
                                                    July 31, 2001          Charge            Settled       April 30, 2002
                                                   ---------------     --------------    --------------  ------------------
Severance and other employee related costs         $            -       $        729      $         720    $              9
Other                                                         162                 33                136                  59
                                                   ---------------     --------------    --------------  ------------------
                                                   $          162        $       762      $         856    $             68
                                                   ===============     ==============    ==============  ==================

      The Company anticipates that the remaining amounts to be settled will be substantially completed by July 31, 2002.

4.    Loss Per Share of Common Stock

      Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period.

      Since the Company recorded losses for the three and nine-month periods ended April 30, 2002 and 2001, the diluted loss per common share is the same as the basic loss per common share, as all potentially dilutive securities are anti-dilutive.

5.    Income Taxes

       During the quarter ended April 30, 2002, the Company increased its valuation allowance $925 to fully reserve its deferred tax asset due to negative operating results in the nine-months ended April 30, 2002 and the difficult economic climate in corporate training. Management believes it is more likely than not that the near-term results of future operations will not generate sufficient income to realize the deferred tax asset.

6.     Valuation of Long-Lived Assets

       Long-lived assets, such as property and equipment, goodwill and courseware and licenses, are reviewed for impairment annually or when changes in circumstances indicate that the carrying amount may not be recoverable.

       At April 30, 2002, based on current operations, projected undiscounted cash flow was below the carrying amounts of goodwill and courseware and licenses. Accordingly, the Company wrote-down those assets to estimated fair value in the quarter ended April 30, 2002. The $23,952 write-down consisted of $22,500 for goodwill and $1,452 for courseware and licenses.

7.     Debt

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

8.     Acquisitions

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

9.     Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually as well as in the event of an impairment indicator. The Company will adopt SFAS 142 effective August 1, 2002. For the three and nine-months ended April 30, 2002, goodwill amortization increased net loss by $681 and $2,042, respectively, and net loss per share by approximately $0.03 per share and $0.09 per share, respectively.

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

RESULTS OF OPERATIONS

       Revenues

       Total revenues were $4.57 million in the three months ended April 30, 2002, compared with $7.19 million in the three months ended April 30, 2001, a decrease of $2.62 million. Revenues decreased to $13.58 million in the nine months ended April 30, 2002 from $25.80 million in the nine months ended April 30, 2001. The decline in total revenues was largely driven by declines in corporate training budgets resulting in sharply reduced purchases for training products and services.

      Content revenues decreased 29%, or $1.47 million, to $3.54 million for the three months ended April 30, 2002, compared with $5.00 million in the three months ended April 30, 2001. Content revenues decreased 44%, or $8.00 million, to $10.38 million for the nine months ended April 30, 2002, compared with $18.38 million in the nine months ended April 30, 2001.

      Certification revenues decreased 5%, or $0.05 million, to $0.92 million for the three months ended April 30, 2002, compared with $0.97 million for the three months ended April 30, 2001, and increased 3%, or $0.08 million, to $2.77 million in the nine months ended April 30, 2002 from $2.69 million in the nine months ended April 30, 2001. Certification revenues consist of certification exam fees and fees received from CIW Authorized Training Providers ("ATPs").

      Services revenues decreased 91%, or $1.11 million, to $0.10 million for the three months ended April 30, 2002, compared with $1.21 million for three months ended April 30, 2001, and decreased 91%, or $4.30 million, to $0.43 million in the nine months ended April 30, 2002 from $4.73 million in the nine months ended April 30, 2001. In addition to the declines in corporate training budgets, the decrease in services revenues was also attributable to an increase in CIW certified instructors at our CIW channel partners and softness in the non-CIW services business.

      Costs of Revenues

      Costs of revenues decreased $1.16 million, or 31%, compared with the year-ago quarter, and decreased $4.61 million, or 39%, compared with the year-ago nine-month period. As a percentage of revenue, gross profit, defined as total revenues less costs of revenues, decreased to 43% from 48% in the year-ago quarter and to 48% from 55% in the year-ago nine-month period. The decrease in costs of revenues and gross profit percentage is due primarily to the decrease in revenues.

      Content Development

      Content development expenses decreased $0.01 million, or 3%, compared with the year-ago quarter and increased $0.06 million, or 4%, compared with the year-ago nine-month period. The increase in costs for the nine months was attributable to new product development and updating and a conversion to XML of the content library.

     Sales and Marketing

     Sales and marketing expenses decreased $0.63 million, or 29%, compared with the year-ago quarter, and decreased $0.90 million, or 16%, compared with the year-ago nine-month period. The decrease was attributable to lower revenues and associated sales commissions, offset partially by an increase in the number of employees.

     General and Administrative

     General and administrative expenses decreased $0.62 million, or 30%, compared with the year-ago quarter, and decreased $1.21 million, or 21%, compared with the year-ago nine-month period. The decrease was attributable to lower personnel costs as a result of the restructuring that occurred in the last quarter of fiscal year 2001 and the first quarter of the current fiscal year.

     Depreciation and Amortization

     Depreciation and amortization expenses increased $0.01 million, or 2%, compared with the year-ago quarter and increased $0.20 million, or 8%, compared with the year-ago nine-month period. The increase in the current nine-month period was primarily attributable to the amortization of goodwill associated with the acquisition of Mastery Point Learning Systems in the second quarter of fiscal year 2001. Amortization of goodwill and licenses will decline next quarter due to lower balances as a result of the impairment charges recorded this fiscal quarter. In fiscal year 2003, we will no longer amortize goodwill in accordance with the provisions of SFAS No. 142.

     Impairment of Goodwill

     As a result of the continued difficult economic climate in corporate training, low revenues and operating losses, we reviewed the carrying amount of our long-lived assets at April 30, 2002. In the three months ended April 30, 2002, the Company recorded $22.50 million of asset impairment due to the write-down of goodwill. The carrying value of goodwill was not supported by estimated future cash flow and the write-down to fair value was determined utilizing the discounted cash flow method.

     Write-down of Courseware and Licenses

     A $1.45 million loss was recorded in the three months ended April 30, 2002, for the write-down of courseware and licenses because the carrying value was no longer supported by estimated future cash flows. Of this amount, $0.98 million was associated with the write-down of self-study courseware and $0.47 was associated with a long-term license.

     Restructuring Charge

     A restructuring charge of $0.76 million was recorded in the first quarter of fiscal year 2002 to account for severance expenses and other costs. The restructuring charge consisted of severance and other employee-related costs of $0.73 million and other costs of $0.03 million.

     Interest Income and Interest Expense

     Interest income decreased $0.06 million compared with the year-ago quarter, and $0.32 million compared with the year-ago nine-month period. The decrease in interest income was attributable to lower average cash balances in the current period, primarily the result of operating losses.

     Interest expense increased $0.06 million compared with the year-ago quarter and $0.12 million compared with the year-ago nine-month period. The increase in interest expense was attributable to the issuance of a $2.50 million Subordinated Secured Convertible Note in the first quarter of fiscal year 2002.

     Deferred Income Tax

     Deferred income tax expense was $0.93 million in the three and nine months ended April 30, 2002, compared to no income tax expense in the three months ended April 30, 2001 and a deferred income tax benefit of $0.40 million in the nine months ended April 30, 2001. During the quarter ended April 30, 2002, the Company increased its valuation allowance related to deferred income taxes due to operating losses in the nine months of fiscal year 2002 and the current economic slowdown.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities of $2.21 million in the nine months ended April 30, 2002, primarily included the $4.07 million of loss from operations, adjusted to exclude noncash expense items, offset by a decrease in accounts receivable of $1.59 million and a decrease in net operating assets and liabilities of $0.27 million. Net cash used in operating activities of $1.83 million in the nine months ended April 30, 2001, primarily included the $1.75 million of income from operations, adjusted to exclude noncash expense items, offset by a decrease in accounts payable of $2.75 and a decrease in net operating assets and liabilities of $0.83 million.

     Investing activities resulted in a use of cash of $0.51 million for the nine months ended April 30, 2002, compared with $6.21 million in the same year-ago period. During the nine months ended April 30, 2002, the Company spent $0.51 million primarily on fixed assets and courseware and licenses expenditures. During the nine months ended April 30, 2001, the Company spent $3.63 million on fixed assets and courseware and licenses expenditures and $2.58 million for the acquisition of Mastery Point Learning Systems.

     During the nine months ended April 30, 2002, net cash provided by financing activities was $2.60 million, compared with $1.99 million in the same year-ago period. During the nine months ended April 30, 2002, the Company received $2.50 million from the issuance of a Subordinated Secured Convertible Note in October 2001. During the nine months ended April 30, 2001, the Company received $2.06 from the issuance of common stock, partially offset by the payment of principal of capital leases.

     In November 1998, we entered into an Accounts Receivable Line of Credit agreement with a bank whereby up to 80% of the accounts receivable can be advanced, up to $3.5 million. We have not borrowed under this line of credit.

     In view of current operations, cash on hand, cash from operations and existing economic conditions, we will need to take one or more of the following actions: (i) significantly reduce operating expenses, (ii) raise additional capital, (iii) modify our business plan, (iv) discontinue certain operations, or
(v) sell some or all of our assets.

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

POSSIBILITY OF CONTINUING LOSSES

     We have incurred losses of $87.08 million from our inception on December 5, 1995, through April 30, 2002. For the year ended July 31, 2000, we reported net income of $1.63 million, but for the year ended July 31, 2001, we reported a net loss of $4.17 million, despite significant revenue growth, and for the nine months ended April 30, 2002, we reported a net loss of $32.69 million. Our ability to generate revenue growth in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues and continue to manage our expenses. We cannot assure you that we will be able to increase revenues, manage expenses or achieve profitability.

UNCERTAINTY OF FUTURE CAPITAL REQUIREMENTS

     Since our inception, we have been dependent on outside financing to fund our operations and growth. We have raised approximately $85 million from private placements and incurred losses of approximately $87 million from our inception through April 30, 2002. If we do not attain profitability and generate positive cash flow, our ability to continue as a going concern will be jeopardized unless additional outside financing can be obtained or we significantly reduce operating expenses, modify our business plan, discontinue certain operations, or sell some or all of our assets.

UNCERTAINTY OF FUTURE FUNDING

     We need to raise additional funds, and we cannot be certain that we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds on terms satisfactory to us we may be forced to raise funds on terms that we would not otherwise accept.

INTENSE COMPETITION IN TRAINING MARKET

     We face substantial competition in the training market. Competition in the information technology training market is intense, rapidly changing and affected by the rapidly evolving nature of the information technology industry. A number of other companies offer products and services similar to ours, and additional competitors may emerge in the future. Many of our existing competitors have substantially greater capital resources, technical expertise, marketing experience, established customers and facilities. As a result, there is a risk that we will not be able to successfully compete with existing and future competitors, which would adversely affect our financial performance.

NEED TO RESPOND TO RAPID TECHNOLOGICAL CHANGES

     In our industry, technology advances rapidly and industry standards continue to evolve. To remain competitive and achieve profitability, we must continually enhance our existing products and services and promptly introduce new products, services, and technologies to meet the changing demands of our customers. Our failure to respond to technological changes in a timely manner would adversely affect our financial performance.

EFFECT OF MARKET OVERHANG ON STOCK PRICE

     Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales may occur could also adversely affect the price. As long as certain registration statements that have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 6.3 million shares, or approximately 26% of the shares of Common Stock currently outstanding on a diluted basis. These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under Rule 144.

VOLATILITY OF STOCK PRICE

     Our Common Stock has experienced substantial price volatility, which may continue to occur in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as the following may have a significant effect on the market price of our Common Stock:

     . fluctuations in our operating results
     . the perception by others of our inability to obtain any necessary new financing
     . a limited trading market for our Common Stock
     . announcements of new ventures or products and services by our competitors or us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         10.1 Employment Agreement dated February 1, 2002 between the Company and Jerrell M. Baird.

         10.2 Addendum to Employment Agreement dated October 29, 2001 between the Company and Robert G. Gwin.

     b)  Reports on Form 8-K

         A Current Report on Form 8-K dated April 18,2002, was filed with the Securities and Exchange Commission reporting a revision in revenue expectations for the Company's fiscal third quarter ended April 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ProsoftTraining

Dated:   June 13, 2002
                                                  /s/  JERRELL M. BAIRD
                                                  ------------------------------
                                                  Jerrell M. Baird
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)

Dated:   June 13, 2002
                                                  /s/  ROBERT G. GWIN
                                                  ------------------------------
                                                  Robert G. Gwin
                                                  President and
                                                  Chief Financial Officer
                                                  Principal Financial Officer)