Form 10-K
period 2002-07-31
PROSOFTTRAINING COM
filed 2002-11-13
CIK 1018693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-21535

ProsoftTraining
(Exact name of Registrant as specified in its charter)

Nevada	87-0448639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3001 Bee Caves Road, Suite 300, Austin, TX 78746
(Address of principal executive offices) (Zip Code)

(512) 328-6140
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of common stock held by non-affiliates (excludes outstanding shares beneficially owned by directors and officers) as of October 18, 2002, was approximately $4.3 million. As of such date, 24,197,414 shares of common stock, $.001 par value, were outstanding.

Part III is incorporated by reference from the Registrant’s definitive proxy statement for its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2002.

PROSOFTTRAINING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

PART I

ITEM 1.     BUSINESS

Organization History

ProsoftTraining (the “Company” or “Prosoft” or “we” or “our”) is incorporated under the laws of the State of Nevada. From its incorporation in May 1985 until March 1996, the Company had no significant operations. Beginning in February 1995, the Company’s business was operated as a sole proprietorship (the “Proprietorship”). In December 1995, Pro-Soft Development Corp., a California corporation (“Old ProSoft”), was incorporated and acquired the business from the Proprietorship effective January 1, 1996. In March 1996, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Old ProSoft and the Old ProSoft shareholders. Under the terms of the Reorganization Agreement, Old ProSoft shareholders received one share of Common Stock of the Company in exchange for each of their shares of Old ProSoft, and Old ProSoft became a wholly owned subsidiary of the Company (the “Reorganization”). As part of the Reorganization, all of the executive officers and directors of the Company resigned and the executive officers and directors of Old ProSoft became the executive officers and directors of the Company and the Company changed its name from Tel-Fed, Inc. to ProSoft Development, Inc. The Company changed its name to Prosoft I-Net Solutions, Inc. in October 1996, changed its name to ProsoftTraining.com in December 1998 and changed its name to ProsoftTraining in December 2001.

Recent Development

The Company’s Board of Directors engaged an investment banker in July 2002 to explore strategic options for the Company, including a sale of some or all of its assets and operations. We have been involved in discussions as the result of this engagement that could result in the sale of some or all of our assets or operations. As a step in this process, an interested party has submitted an indication of interest such that we have agreed to negotiate exclusively with that party for a three-week period through November 29, 2002 in an effort to determine if an acceptable offer for the sale of some or all of the Company’s assets or operations will be received from that party. There can be no assurance than an acceptable offer will be received from that party or any other party, and if an offer is received there can be no assurance that the offer will be made on terms acceptable to the Board of Directors. For additional information, see the “Risk to Continued Operation” on page 14.

Business Segments

Content Development and Distribution

Prosoft develops content for and distributes one of the largest libraries of Information and Communications Technology (“ICT”) curriculum in the world. Content revenue is derived from the sale of course materials in the form of books, CD-ROMs, self-study kits, assessment products, Internet-based course books, royalties and content licenses. The Company derives the majority of its content revenue from the sales of course books and related materials. Content licenses represent a minor portion of the Company’s revenue and are either purchased on a fee-per-use basis or for a one-time fee.

The Company’s content is focused on training and education for job-role and vendor-specific certifications. Recent trends in the market suggest that the combination of both job-role and vendor-specific curriculum is essential to serving the market’s skilled ICT labor needs today and in the future. Other products offered by Prosoft assist in developing proficiency in specific computer programs, programming languages or operating systems. As of July 2002, the Company’s library consisted of approximately 1,000 unique course titles covering software and hardware products, programming, and certification programs such as Microsoft, Oracle, Linux, A+, Network+, Cisco, Sun and the Company’s proprietary certification programs including CIW, CCNT, and CTP. Many of these titles are produced in multiple learning modalities such as instructor-led training (“ILT”), web-based training (“WBT”), computer-based training (“CBT”), assessment, and self-study. These products have also been combined into a “blended learning” offering called Classroom-in-a-Box.

Content Distribution

Through the Company’s ComputerPREP division, Prosoft has built a distribution network with a wide range of customers including academic institutions, commercial training centers, corporations, and individuals worldwide. The Company provides products to a diverse client list that includes educators such as the University of Phoenix, New Horizons, Productivity Point, CompUSA, Executrain, MicroCenter, IBM, Ford, Lockheed  Martin, Knowledge Alliance, NETg, Drake, SBC Communications, Siemens, Avaya, Expanets, and a broad variety of 4-year, community, and technical colleges. The learning center channel represented approximately 49 percent of Prosoft’s fiscal year 2002 content revenues, followed by 30 percent for academic and 17 percent for corporate customers.

ComputerPREP also manages an authorized channel of approximately 800 Authorized Training Providers (“ATP”) and Authorized Academic Partners (“AAP”) worldwide. Commercial channel partners pay a small membership fee for the rights to sell and teach Official Curriculum while academic channel partners agree to place a minimum courseware order.

ComputerPREP seeks to establish a competitive advantage by distributing in-house developed education solutions for IT job certifications such as CIW, A+, MOS (formerly MOUS) and Network+. ComputerPREP proprietary curriculum provides a comprehensive instructor-led learning solution that includes innovative features, integrates classroom and Web-based learning, and appeals to the widest variety of learners. ComputerPREP classroom materials for A+, Network+ and Linux+ earned the new CompTIA Authorized Quality Curriculum stamp of approval. The third-party review, conducted by ProCert Labs, states that it “highly recommends” the curriculum to ICT educators and learners. Sales of education solutions for these certifications provide the majority of the Company’s content revenue.

In the last year, ComputerPREP has released academic versions of all its major products and has pursued a focused initiative to increase revenue from the academic channel. ComputerPREP has agreements with the states of Louisiana, Oklahoma, Michigan, Virginia and Georgia for endorsement and distribution of CIW in their education systems. ComputerPREP education solutions include a classroom-based assessment that allows teachers to control questions and monitor scores. Academic products also include syllabi, extra labs, WebCT cartridges, Blackboard e-packs and other teaching aids that this channel demands. All these features can be purchased in a single package called Classroom-in-a-Box.

The Company distributes its content broadly outside the United States. The majority of the Company’s content revenues were from the United States and Canada (84 percent), followed by Europe, Middle East and Africa (“EMEA”) (10 percent), Asia Pacific (5 percent) and the remainder (1 percent) coming from the rest of the world.

Prosoft distributes its content and maintains a direct sales presence in the EMEA region through its ProsoftTraining Europe Ltd. wholly owned subsidiary, based in Limerick, Ireland. In 2001, the Company formed ProsoftTraining Asia, based in Hong Kong, to expand its reach, develop partnerships, combat piracy of its products, and seek endorsements in the rapidly growing Asia Pacific region. Prosoft also distributes content through formal partnerships in Japan and South Korea.

        As a result of ProsoftTraining Asia’s active involvement in Australia, Hong Kong, Singapore, India, and China, numerous endorsements of CIW and CCNT have been received. For example, during the last year, the Master CIW Administrator track was endorsed by the Hong Kong Computer Society and certified by the IT Training Quality and Certification Institute of Hong Kong. In addition, the CIW certification was accredited by Singapore’s National Infocomm Competency Centre and endorsed under the Critical Infocomm Technology Resource Programme. In China, Beijing Telecom will deliver CCNT educational programs as part of its company wide employee-training program and will act as the master distributor of CCNT education and testing for all of China.

Content Development

Development Staff.    The Company has built a library of proprietary content through a disciplined internal development process. Prosoft has a content development team of 28 people responsible to execute new product development and regularly update existing titles in its library. The team, located in Santa Ana, California and Phoenix, Arizona, is comprised of course directors, project managers, editors, publishers, subject matter experts, XML developers, and database managers. This team publishes updates to over 400 titles two times per year using a controlled and automated process.

Content, Process and Structure.    The Company believes its commitment to frequently update its content to reflect the most recent technology, industry standards and “best practices” provides a competitive advantage. The Company develops content using its Proprietary Content Architecture (“PCA”). All proprietary content has been developed using PCA. This modular architecture allows Prosoft to create comprehensive products for instructors and students in both the learning center and academic channels from a single set of underlying content. The Company has developed and owns content for its major product lines including CIW, A+, MOS, Network+, Linux+, CTP and CCNT.

Certification Development and Management

The Company owns and manages two proprietary job-role certifications, CIW and CCNT, and has developed and manages the CTP program for the Telecommunications Industry Association (“TIA”). Prosoft develops certification exams and provides candidates access to these exams primarily through commercial testing sites in the Prometric and VUE networks, which have more than 5,200 and 2,000 testing affiliates worldwide, respectively. These are the same testing services used by other leading certification providers such as Novell, Microsoft and Cisco. As the owner of the certification programs, the Company also creates official preparatory courseware and manages an authorized channel of official training centers. Within these programs, the Company develops certification exams that validate a level of knowledge related to a set of skills or topics. The CIW program focuses on job-role certification for Web, networking and security technologies, while the CCNT program targets basic data communications, basic telecommunications and telephony. The exams, which are published electronically through the testing provider network, generally cost between $95 and $195 in the United States. Entry-level certifications may only require a single exam, while professional-level certifications typically require between three and seven exams. The certification programs have received the support and endorsement of non-profit, widely recognized organizations that have important visibility and credibility among policy makers, academic institutions and business. The Company also provides certification management services to organizations and associations that want to develop and promote their own ICT certifications.

The Company’s certification revenues primarily consist of student testing fees (approximately 78 percent of fiscal year 2002 certification revenues) and fees paid by learning institutions for participation in the Company’s authorized channel program (approximately 16 percent of fiscal year 2002 certification revenues). The certification segment represented $3.9 million, or 21 percent of Prosoft’s revenues during fiscal year 2002.

The Company believes it has certification revenue growth potential due to the shortage of ICT skills in today’s workforce and the increasing adoption of portable vendor-neutral job-role certifications. Even though many companies have reduced their ICT staff, research published in May 2002 by the Information Technology Association of America indicates an ICT skills shortage continues to exist.

Through its successful creation and development of the CIW and CCNT certification programs, the Company proved its ability to develop certifications, develop supporting content to provide education in support of those certifications, establish and develop proprietary distribution channels, implement testing delivery networks, build and implement certified faculty and instructor programs, and drive content demand through certification success. As a result of these successes, the Company was chosen by the TIA to develop, manage and serve as the official content provider for the CTP (Convergent Technologies Professional) certification program, which launched in July 2002.

CIW

With over 45,000 certifications earned by September 2002, the CIW program has become one of the largest certification programs among more than 350 ICT certifications. The certification covers job roles in network administration, security, application development, programming, Web design and e-commerce. Certification candidates have come from more than 100 countries. Prosoft owns both the CIW Certification and the Official CIW Curriculum.

The Company seeks to create more growth of CIW by promoting vendor-neutral job role standards in workforce development and academic communities. In the United States, CIW certification has received the support and endorsement of the National Workforce Center for Emerging Technology, and the states of Louisiana, Oklahoma, Michigan, Virginia and Georgia.

Internationally, CIW has also received recognition or endorsement from governmental and quasi-governmental organizations. As an example, the IT Training Quality and Certification Institute of Hong Kong and the Hong Kong Computer Society endorse the Master CIW Administrator curriculum along with the National Infocomm Competency Centre and Critical Infocomm Technology Resource Programme of Singapore.

CCNT

In December 2000, Prosoft acquired Mastery Point Learning Systems. Mastery Point developed the CCNT certification program under the direction of the TIA to serve the needs of telephone companies and network service providers. CCNT is a vendor-neutral credential program for the convergence technology industry that validates an individual’s knowledge of basic data communications, basic telecommunications and telephony. Convergence technology (“CT”) is the merging of voice, video and data on a single network, integrating telecommunications and computer technologies. This six-test low-stakes program is supported by both classroom and Web-based e-learning courses. The Company’s CCNT exams and curriculum are sponsored and endorsed by the TIA. The Company believes that the CT industry is still emerging and presents future growth potential though current corporate customers for CCNT are experiencing significant economic difficulties.

CTP

Prosoft released the first industry-sponsored convergence technology certification in July 2002. Prosoft started working with the TIA in 2001 to fulfill its members’ need for a convergence certification for the customer-premise equipment side of the telecommunications industry. The CTP Certification Advisory Council was formed in January 2002 with representatives from Cisco, Avaya, IBM, Siemens, Nortel, Mitel and First Communications to provide assistance in creating the CTP certification exam. Prosoft also received the responsibility and right to create official courseware and an authorized training channel. In addition, Prosoft shares exam revenue with TIA for this program.

Services

The Company maintains relationships with third-party instructors and will contract with the training industry and corporations to teach the Company’s CIW courses and to train its customers’ instructors. Services revenue includes fees received for (i) training the instructors of learning center providers and of companies that plan to conduct the Company’s courses internally, (ii) providing instructors to CIW ATPs or other companies to teach the Company’s courseware and (iii) consulting services in which the Company assists clients in the creation of or delivery of custom solutions. Prior to fiscal year 2002, services revenue included complete training programs provided under contract to companies such as IBM and Arthur Andersen.

Customers

We serve four major customer groups: commercial learning centers, academic institutions, corporations and individuals.

Commercial Learning Centers.    In fiscal year 2002 approximately 49 percent of the Company’s content revenue came from commercial learning centers. The commercial learning center channel is comprised of companies that provide individuals and corporations short-format courses in a commercial setting. Course length in this channel ranges from one day to two weeks. The primary customers of this channel are corporations looking for specialized training on technical topics. The commercial learning center channel is highly fragmented, with the largest companies responsible for less than 10 percent of the total market. Large chains in this channel are New Horizons, Learning Tree, CompUSA and Productivity Point. In fiscal year 2002 New Horizons and its franchisees accounted for approximately 14 percent of the Company’s content revenue. No other customer accounted for more than 5 percent of content revenue.

Academic Institutions.    In fiscal year 2002 approximately 30 percent of the Company’s content revenue came from academic institutions. The academic channel is comprised of degree-granting institutions. Course length in this channel is tied to academic semesters. The primary customer of this channel is the individual who wants to earn a degree or certificate. This channel also provides “continuing education” in a format that competes directly with commercial learning centers. The academic channel is highly fragmented and no customer in this channel accounted for more than 5 percent of content revenue in fiscal year 2002.

Corporations.    In fiscal year 2002 approximately 17 percent of the Company’s content revenue came from corporate customers. Internal training departments and corporate universities represent the majority of customers in this channel. These customers typically purchase the same products as commercial learning centers. Since this channel is the primary customer of the learning center channel, the Company’s sales force considers corporations a secondary channel and pursues it selectively. No customer in this channel accounted for more than 5 percent of content revenue in fiscal year 2002.

Individuals.    Almost all certification exams are sold directly to individuals. Individuals register and pay for exams through an authorized Prometric or VUE testing center. Individuals are not required to complete training courses prior to taking an exam.

Competition

Each segment of our business is highly competitive, and there currently are only minor economic barriers to entry into any of them. We face competition from many other companies offering training and certification services and products, including the internal training department of corporations and publishing units of large corporations. Some of our competitors have access to greater resources and capital than are currently available to us. We compete in general ICT skills courseware with Element K, Thomson Learning and Pearson LLC, each of which has one or more subsidiaries that sells courseware. The trade association CompTIA offers i-Net+, a certification which competes with our CIW Associate certification. Trade associations such as Association of Web Professionals and World Organization of Webmasters also have either released or announced plans to offer certifications that compete with ours. Although individuals can and do earn multiple certifications, our certifications compete with certifications from Microsoft, Cisco and other large vendors. These vendors have more resources to attract candidates to their programs than does the Company.

Sources of Revenue

We derive our revenue primarily from three sources: content, certification, and services.

Content Revenue.    Content revenue includes fees received from the sale of course materials such as books, CD-ROMs, self-study kits, and Web-based course books and content licenses. We recognize content revenue from the sale of course books when they are shipped. We also recognize content revenue from content licenses of various types. Under a reproduction license, a customer purchases the right to print a textbook using that customer’s own cover page and introduction, while our content remains unchanged. Content licenses are either purchased on a fee-per-use basis or for a one-time fee. Revenue is recognized over the period in which we have a commitment for continuing involvement or obligation to provide services to the customer. In some cases, no such commitment exists, and revenue is recognized when content is shipped.

Certification Revenue.    Certification revenue includes fees received from the administration of our certification tests and annual fees received from CIW ATPs. We recognize certification revenue when certification tests are administered, and from CIW ATPs over the period during which we have a commitment for continuing involvement or obligation to provide services to the CIW ATP.

Services Revenue.    Services revenue includes fees received for training the instructors of our learning center providers and of companies that plan to conduct our courses internally. It also includes fees received for providing instructors to our CIW ATPs or other companies to teach our courseware. Finally, services revenue includes fees received for consulting services in which we assist our clients in creation or delivery of tailored solutions. Instructors are charged on a per day basis and consulting is charged on a time and materials or fixed-fee basis. We recognize services revenue when instruction or consulting services are provided.

Sales, Marketing and Customer Support

We sell and market our courses to students mainly through a channel of learning centers and academic institutions. As of September 30, 2002, we had 43 people directly involved in sales, marketing and customer support in the United States, Hong Kong, and Ireland. Our customer service organization in Phoenix, Arizona accepts, enters and reviews courseware orders. Because many customers need to make last-minute adjustments or wait to order courseware until a few days before a class starts, our quick response capability is a competitive advantage.

Seasonality

Our revenue and income can vary from quarter to quarter due to seasonal and other factors. We generally experience greater revenue in the second half of our fiscal year (February through July) than in the first half of our fiscal year (August through January). In the European market, August is usually a poor month because many workers take their summer holiday at that time. In the United States, the period from Thanksgiving to New Year’s tends to be slow for the training industry. Other seasonality is due to customers’ spending patterns and corporate training budgets.

Trademarks and Copyrights

Copyright laws protect most of our content. We have also received or filed for trademark and service mark registration for certain of our products, tag lines and feature names. We will continue to protect our trademarks and to seek copyright registration for newly developed content and software products.

Employees

As of September 30, 2002, we employed a total of 107 associates located in the United States, Europe and Asia. Of these associates, 28 are in content development and 43 are in sales, marketing and customer support. We use the services of outside contract instructors to teach curriculum. None of our associates is represented by a labor organization. We consider our relations with our associates and outside contract instructors to be satisfactory.

Regulations

Most of the jurisdictions in which we operate regulate and license certain kinds of vocational, trade, technical or other post-secondary education. We believe that employer-funded or reimbursed information technology training is exempt from such requirements in most of the United States. To the extent that we want to participate in programs funded by government entities, we will apply for licensing in the regulatory jurisdiction. If we were found to be in violation of a state’s licensing or other regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties. We are also subject to federal, state and local regulations concerning the environment, occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.

ITEM 2.     PROPERTIES

As of September 30, 2002, the Company had entered into leases for commercial space in the following locations:

Location	Square Footage	Monthly Cost	Lease Expiration
Santa Ana, CA	7,640	$10,543	July 2003
Phoenix, AZ	13,301	$26,877	April 2006
Austin, TX	18,280	$34,473	December 2002
Eden Prairie, MN	7,040	$5,690	February 2004
Limerick, Ireland	1,900	$1,472	February 2005
Hong Kong, China	400	$972	Month to Month

The Austin, Texas location is our headquarters which provides a location for executive offices. The Phoenix, Arizona location serves sales, courseware publishing, and customer service purposes. The facility in Santa Ana, California serves our content development activities. The Limerick and Hong Kong facilities serve sales and customer service purposes.

ITEM 3.     LEGAL PROCEEDINGS

On April 22, 1998, we were sued by Frank J. DiSanto in state court in Jackson County, Michigan. Mr. DiSanto’s original complaint alleged misrepresentation in connection with a confidential offering memorandum, pursuant to which Mr. DiSanto purchased $600,000 of our common stock. Mr. DiSanto sought rescission of the stock purchase, interest, attorneys’ fees and other unspecified damages. We filed an answer and affirmative defenses denying liability. The plaintiff has had the opportunity to amend the complaint four times. The court has struck all claims for damages except the claim that Prosoft failed to use its best efforts under the terms of a registration rights agreement to which plaintiff was a party. The case went to court ordered non-binding mediation. The mediation panel ruled that the plaintiff had no basis for damages, and recommended that the plaintiff be ordered to pay costs to Prosoft in the amount of $20,000. The plaintiff rejected the mediation panel ruling. Subsequent to mediation, the court denied a summary judgment motion filed by Prosoft. In November 2001, the case was settled and dismissed.

The Free Methodist Foundation and other parties related to Mr. DiSanto filed an identical complaint to Mr. DiSanto’s amended complaint on March 11, 1999 in state court in Jackson County, Michigan. The lawsuit was removed to the U.S. District Court for the Eastern District of Michigan. In September 2000, the federal court found that there was no basis for the plaintiffs to seek damages, and entered summary judgment in favor of Prosoft for all claims. The plaintiffs filed a motion for reconsideration, which was rejected by the court in October 2000. A notice of Appeal was filed in the Circuit Court of Appeals. Oral arguments were heard in April 2002 and a final ruling is expected shortly.

From time to time, we may also be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any other material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock currently trades on the NASDAQ SmallCap Market, under the trading symbol of “POSO”. During the period August 14, 2000 through October 8, 2002, the Company’s common stock traded on the NASDAQ National Market. Before August 14, 2000, the Company’s common stock was traded on the NASDAQ SmallCap Market. The following table sets forth for each quarter during fiscal years 2002 and 2001 the high and low bid quotations for the Common Stock as reported by NASDAQ.

Quarter	Low	High
May 1, 2002—July 31, 2002	$.17	$.74
February 1, 2002—April 30, 2002	$.53	$1.47
November 1, 2001—January 31, 2002	$.37	$1.80
August 1, 2001—October 31, 2001	$.37	$1.76
May 1, 2001—July 31, 2001	$1.03	$3.19
February 1, 2001—April 30, 2001	$2.40	$14.75
November 1, 2000—January 31, 2001	$6.31	$15.00
August 1, 2000—October 31, 2000	$6.62	$15.06

On October 3, 2002, the Company had approximately 3,603 stockholders of record.

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

	Year Ended July 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$17,922	$31,425	$19,572	$8,716	$8,837
Income (loss) from operations	(41,372)	(4,932)	1,427	(11,201)	(16,771)
Net income (loss)	(42,459)	(4,167)	1,631	(11,607)	(16,525)
Net income (loss) per share:
Basic	(1.77)	(.18)	.09	(.90)	(1.48)
Diluted	(1.77)	(.18)	.08	(.90)	(1.48)
Consolidated Balance Sheet Data at Year End:
Total assets	$15,107	$55,216	$58,519	$7,634	$12,524
Short-term debt	59	121	85	919	1,465
Long-term debt	2,816	158	246	2,840	559
Stockholders’ equity	7,576	49,572	50,372	472	6,716

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements, including those factors discussed under “Additional Factors That May Affect Results Of Operations and Market Price Of Stock” on Page 14. These forward-looking statements represent the Company’s judgment as of the date of the filing of this Form 10-K. The Company disclaims any intent or obligation to update these forward-looking statements. For the purposes of this Form 10-K, “we” and “our” refers to the Company.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this document.

Development of Business

ProsoftTraining was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Overhead costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and instructional services to the technology training industry and building its proprietary certification programs. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero.

Results of Operations

Revenues

Total revenues for 2002 decreased 43 percent to $17.92 million compared with 2001. The decline in total revenues was largely driven by declines in corporate training budgets resulting in sharply reduced purchases for training products and services.

Total revenues for 2001 increased 61 percent to $31.43 million compared with 2000, due to a broader acceptance of the Company’s proprietary CIW internet certification program, an increase in CIW certified instructors teaching CIW courses with our proprietary courseware and additional courseware revenue related to the ComputerPREP acquisition.

Content revenues in 2002 decreased by 40 percent, or $8.97 million, compared to 2001, and increased 241 percent, or $15.91 million, for 2001 compared with 2000. The 2001 increase was driven by a broader acceptance of the Company’s proprietary CIW Internet courseware and the ComputerPREP acquisition.

Certification revenues in 2002 increased by 8 percent to $3.85 million compared to 2001, and increased 41 percent to $3.58 million for 2001 compared with 2000. Certification revenues consist of CIW certification exam fees and annual fees received from CIW ATP’s.

Services revenue in 2002 decreased by 90 percent, or $4.80 million, compared with 2001, and decreased 49 percent, or $5.09 million, for 2001 compared with 2000. The decreases were attributable to the economic slowdown, a reduction in corporate training activities and a decrease in demand for our non-CIW services business.

Cost of Revenues

Cost of revenues in 2002 decreased by $5.00 million, or 35 percent, compared with 2001. As a percentage of revenue, gross profit, defined as total revenue less costs of revenue, decreased to 47 percent in 2002, from 54 percent in 2001. This decrease was primarily a result of less revenue to cover the fixed portion of our cost of revenues and a decrease in content selling prices resulting from competitive pressures.

Cost of revenues in 2001 increased $4.57 million, or 46 percent, compared with 2000. As a percentage of revenue, gross profit increased to 54 percent in 2001, from 49 percent in 2000. This increase was primarily due to an increase in content revenue, which generally yields higher gross profits, and to a decrease in services revenue, which generally yields lower gross profits. This increase in gross profit percentage was partially offset by a shift in the mix of fees in certification revenue. CIW certification exam fees, which generally yield lower gross profits, increased, and CIW ATP fees, which generally yield higher gross profits, decreased.

Content Development

Content development expenses in 2002 increased $0.08 million, or 4 percent when compared with 2001. Content development expenses in 2001 increased $0.88 million, or 73 percent when compared with 2000. The 2001 dollar increase was largely the result of higher personnel costs associated with updating an expanded library of courseware associated with the ComputerPREP acquisition and new e-learning products. Content development expenses as a percentage of revenue increased to 12 percent for 2002 from 7 percent for 2001 and 6 percent for 2000. The increase in 2002 was primarily due to lower revenues.

Sales and Marketing

Sales and marketing expenses decreased $1.15 million, or 15 percent, in 2002 as compared with 2001 and increased $5.22 million, or 229 percent, in 2001 as compared with 2000. As a percent of revenue, sales and marketing expenses increased 11 percentage points in 2002 as compared with 2001 and increased 12 percentage points in 2001 as compared with 2000. The dollar decrease in 2002 is attributable to lower sales commissions and reduced marketing expenditures. The dollar increase in 2001 is attributable to higher sales volume and increases in the number of employees, related primarily to the ComputerPREP acquisition in July 2000, the acquisition of Mastery Point Learning Systems in fiscal year 2001, and our CIW market brand campaign.

General and Administrative

General and administrative expenses decreased $2.40 million, or 29 percent, and increased 6 percentage points as a percentage of revenues in 2002 as compared with 2001 and increased $3.88 million, or 93 percent, and increased 4 percentage points as a percentage of revenues in 2001 as compared with 2000. The current year dollar decrease was primarily a result of a cost reduction program implemented in the quarter ended October 31, 2001 and other ongoing cost reductions. The dollar increases in 2001 were primarily attributable to the ComputerPREP acquisition, a larger executive management team and increased bad debt expense due to specific credit concerns, primarily in the commercial training market.

Depreciation and Amortization

Depreciation expense was $0.79 million, $0.67 million and $0.18 million for the years ended July 31, 2002, 2001 and 2000, respectively. Amortization expense associated with goodwill and other acquired intangibles was $2.35 million, $2.94 million and $0.80 million for the years ended July 31, 2002, 2001 and 2000, respectively. The increases in 2002 and 2001 when compared to 2000 were primarily due to the acquisitions of ComputerPREP and Mastery Point Learning Systems.

Impairment of Goodwill

As a result of the continuing difficult economic climate in corporate training, low revenues and operating losses, we recorded $30.30 million of asset impairment due to the write-down of goodwill during the fiscal year 2002. The carrying value of goodwill was not supported by estimated future cash flow and the write-down to fair value was determined utilizing the discounted cash flow method.

Write-down of Courseware and Licenses

During the third quarter of fiscal year 2002, we recorded a $1.45 million loss for the write-down of courseware and licenses because the carrying value was no longer supported by estimated future cash flows. Of this amount, $0.98 million was associated with the write-down of self-study courseware and $0.47 was associated with a long-term license.

Severence and Restructuring Charges (Credits)

During the first quarter of fiscal year 2002, we recorded a $0.76 million restructuring charge, which had an approximate $0.03 loss per diluted share impact to our common stock. The restructuring charge resulted from a workforce reduction and consisted of severance and other employee-related costs of $0.73 million and other costs of $0.03 million.

During 2001, we recorded a $0.66 million restructuring charge, which had an approximate $.03 loss per diluted share impact to our common stock. The 2001 charge related to our decision to disinvest in the instructor-led training business and realign the sales structure. The charge consisted of employee severance and other employee-related costs of $0.23 million and fixed asset write-downs, leased facilities, equipment and other costs of $0.43 million. Headcount was reduced by approximately 25%.

During 2000, we recorded a $0.37 million reversal of the 1999 restructuring reserve, which had an approximate $.02 earnings per diluted share impact to our common stock. The reversal resulted from negotiated lease termination agreements on several leased facilities at a cost lower than orginally anticipated.

Interest Income and Interest Expense

Interest income decreased $0.35 million in 2002 as compared with 2001 and increased $0.21 million in 2001 as compared with 2000. The decrease in 2002 was attributable to lower average cash balances and lower interest rates in 2002. The lower average cash balances were primarily a result of operating losses. The increase in 2001 was attributable to higher average cash balances in 2001, primarily due to the private placement of stock in 2000 and the exercise of stock options and warrants in 2001 and 2000.

Interest expense increased $0.19 million in 2002 as compared with 2001 and decreased $0.38 million in 2001 as compared with 2000. The increase in 2002 was attributable to the issuance of a $2.50 million Subordinated Convertible Note in the first quarter of fiscal year 2002. The decrease in 2001 was primarily the result of lower capital lease obligations.

Deferred Income Taxes

Deferred income tax expense was $0.93 million in 2002 compared with deferred income tax benefits of $0.40 in 2001 and $0.43 in 2000. During 2002, the Company increased its valuation allowance related to deferred income taxes due to operating losses and the current economic slowdown. Deferred income tax benefits in 2001 and 2000 resulted from a decrease in the deferred tax asset valuation allowance, primarily the result of our analysis of realizing some portion of our future tax benefit of tax loss carryforwards and additional temporary differences.

Liquidity and Capital Resources

Net cash used in operating activities was $3.71 million in 2002 compared with $3.39 million in 2001, an increase of $0.32 million. The increase in net cash used in operating activities was primarily a result of higher net loss as adjusted for non-cash income and expenses of $4.76 million, offset by a net increase in changes in operating assets and liabilities in 2002 compared to 2001 of $4.44 million.

Net cash used in operating activities was $3.39 million in 2001 compared to cash provided by operating activities of $0.45 million in 2000, an increase in net cash used in operating activities of $3.84 million. The increase in net cash used in operating activities was primarily due to a net loss in 2001 compared to net income in 2000, as adjusted for non-cash income and expenses, of $2.49 million, and by a net decrease in changes in operating assets and liabilities in 2001 compared to 2000, of $1.35 million.

Cash used in investing activities, consisting of capital expenditures, acquisitions and content and license purchases, was $0.59 million in 2002 and $6.16 million in 2001.

Cash provided from financing activities was $2.58 million in 2002 and $1.66 million in 2001. In 2002, we received $2.50 million from the issuance of long-term debt. Cash provided by financing activities decreased $25.38 million to $1.66 million in 2001 compared to 2000. This decrease was primarily due to the absence of private placements of stock and lower proceeds from the issuances of common stock for stock option exercises.

In October 2001, the Company received $2.50 million from Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) pursuant to issuance to Hunt Capital of a Subordinated Secured Convertible Note (“Note”). The Note is secured by all of the assets of the Company, has a five-year term, carries a 10% coupon, and does not require any interest payments until maturity. The Note is convertible into common stock of the Company at $0.795 per share.

Based on current operations, management believes that cash on hand will be sufficient to meet our cash requirements only until approximately the end of the second quarter of fiscal year 2003. In view of current operations and cash on hand, we will need to take one or more of the following actions in the very near term in order to continue our operations: (i) significantly reduce operating expenses, (ii) raise additional capital, (iii) discontinue certain operations, or (iv) sell some or all of our assets. No assurances can be given that we will be successful in taking any of these actions in the near future to meet our liquidity requirements.

The following summarizes our contractual cash obligations as of July 31, 2002 (in millions):

	Payments Due By Fiscal Year
	2003	2004	2005	2006	2007	Total
Long-term debt	$—	$—	$—	$—	$4.03	$4.03
Capital lease obligations	0.08	0.06	0.06	0.01	—	0.21
Operating leases	0.68	0.37	0.33	0.25	—	1.63

Total contractual cash obligations	$0.76	$0.43	$0.39	$0.26	$4.03	$5.87

Critical Accounting Policies

Our critical accounting policies are as follows:

Revenue recognition

The Company derives revenue from three primary sources; content, certification and services. Content revenue is derived from the sale of books or licensing of our training materials for reproduction or repurposing, or under OEM arrangements. Content revenue is recognized when the products are shipped. Certification revenue includes testing fees from administration of our certification tests and annual fees received from CIW Authorized Training Providers (“CIW ATP”). Testing fees are recognized when the tests are administered and CIW ATP fees are recognized when the funds are received or, if the Company has an obligation for continuing involvement with the CIW ATP, revenue is recognized over the period of the obligation. Services revenue includes training and consulting services and is recognized when the services are provided.

Valuation of intangible and long-lived assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or strategy for our overall business;

•	Significant negative industry or economic trends; and

•	Our market capitalization relative to net book value.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

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

Risk to Continued Operation

We are operating with very limited cash resources. We cannot maintain our current level of operating losses and remain a continuing operation given our current cash on hand. We must drastically reduce our operating losses in the near term, obtain additional funds, or do both to remain in operation. We could reduce operating losses by significantly reducing our operations and staff, provided such actions do not cause revenue to decline greater than we expect as a result of such actions. We could obtain additional funds by raising additional capital or selling some or all of our assets or operations. The sale of some or all of our assets is subject to approval by the holder of our long-term debt, since those assets secure that debt. There can be no assurance that we will be successful in taking any of these actions nor that these actions will result in the Company continuing its operations. In the event we choose to obtain additional funding there can be no assurance that we will be able to obtain funds on terms acceptable to us, if at all.

The Company’s Board of Directors engaged an investment banker in July 2002 to explore strategic options for the Company, including a sale of some or all of its assets and operations. We have been involved in a number of discussions as the result of this engagement that could result in the sale of some or all of our assets or operations. Through November 29th, we will be negotiating exclusively with one party to determine if an acceptable offer for the sale of some or all of the Company’s assets will be received from that party. There can be no assurance that these discussions will result in an offer for some or all of the Company’s assets or operations, nor that in the event we receive an acceptable offer we will be able to close a transaction in sufficient time to allow us to continue operations.

Since a reduction in operations and staff sufficient to continue operations would likely result in the impairment or abandonment of some assets and operations that might have value in a sale, we have postponed making reductions pending the conclusion of active discussions. However, this postponement of a reduction in operations and staff has contributed and will continue to contribute to our continuing operating losses and deteriorating cash position.

Possibility of Continuing Losses

We have incurred net losses of approximately $97 million from our inception through July 31, 2002. Our ability to generate revenue growth in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues and significantly reduce operating expenses. There can be no assurance that we will be able to increase revenues, manage expenses, or achieve profitability.

Uncertainty of Future Funding

Should we need to raise additional funds, we cannot be certain that we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds on terms satisfactory to us we will be forced to either raise funds on terms that we would not otherwise accept or pursue the alternatives noted under “Risk to Continued Operation”.

Intense Competition in Training Market

We face substantial competition in the training market. Competition in the ICT training market is intense, rapidly changing and affected by the rapidly evolving nature of the information technology industry. A number of other companies offer products and services similar to ours, and additional new competitors may emerge in the future. Many of our existing competitors have substantially greater capital resources, technical expertise, marketing experience, research and development status, established customers and facilities than we do. As a result, there is a risk that we will not be able to successfully compete with existing and future competitors, which would adversely affect our financial performance.

Need to Respond to Rapid Technological Changes

In our industry, technology advances rapidly and industry standards change frequently. To remain competitive and return to profitability, we must continually enhance our existing products and services and promptly introduce new products, services, and technologies to meet the changing demands of our customers. Our failure to respond to technological changes quickly would adversely affect our financial performance.

Effect of Market Overhang on Stock Price

Future sales of our Common Stock could depress the market price of our Common Stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements which have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 6.3 million shares, or approximately 26 percent of the shares of Common Stock currently outstanding on a diluted basis. These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the Common Stock. The majority of the shares registered are already saleable under Rule 144.

Volatility of Stock Price

Our Common Stock has experienced substantial price volatility, which may continue to occur in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as the following may have a significant effect on the market price of our Common Stock:

•	fluctuations in our operating results

•	the perception by others of our ability to obtain any necessary new financing

•	the limited trading market for our Common Stock

•	announcements of new ventures or products and services by us or our competitors

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We have risk related to currency exchange rate fluctuations. A portion of our cash flows is expected to be received in non-U.S. currencies.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROSOFTTRAINING AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
ProsoftTraining

We have audited the accompanying consolidated balance sheets of ProsoftTraining (a Nevada corporation) and subsidiaries as of July 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProsoftTraining and subsidiaries as of July 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $42.4 million during the year ended July 31, 2002. The Company also used $3.7 million and $3.4 million of cash in operating activities for the years ended July 31, 2002 and 2001, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that might result from the outcome of this uncertainty.

We have also audited Schedule II of ProsoftTraining for each of the three years in the period ended July 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/  GRANT THORNTON LLP

Dallas, Texas
September 13, 2002, except for Note 15, as to which the date is November 7, 2002.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,526	$5,136
Accounts receivable, less allowances of $478 and $1,003	1,995	3,663
Prepaid expenses and other current assets	379	615

Total current assets	5,900	9,414

Deferred income taxes	—	925
Property and equipment, net	1,166	1,735
Goodwill, net of accumulated amortization of $5,506 and $3,450	6,745	39,082
Courseware and licenses, net of accumulated amortization of $2,243 and $1,075	1,296	4,060

Total assets	$15,107	$55,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,239	$2,352
Accrued expenses	2,266	2,611
Current portion of capital lease obligations	59	121
Deferred revenue	103	22
Accrued restructure costs	48	161

Total current liabilities	4,715	5,267
Long term debt	2,698	—
Obligations under capital leases, net of current portion	118	158
Other	—	200

Total liabilities	7,531	5,625

Commitments and contingencies (Notes 9 and 11)	—	—
Common stock subject to redemption	—	19
Stockholders’ equity:
Common shares, par value $.001 per share: authorized shares: 75,000,000; issued: 24,209,326 and 23,686,898 shares	24	24
Additional paid-in capital	104,421	104,016
Accumulated deficit	(96,853)	(54,394)
Accumulated other comprehensive income	59	1
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	7,576	49,572

Total liabilities and stockholders’ equity	$15,107	$55,216

The accompanying notes are an integral part of these statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Years Ended July 31,
	2002	2001	2000
Revenues:
Content	$13,542	$22,513	$6,608
Certification	3,850	3,578	2,538
Services	530	5,334	10,426

Total revenues	17,922	31,425	19,572

Costs and expenses:
Cost of revenues	9,465	14,465	9,891
Content development	2,152	2,074	1,199
Sales and marketing	6,352	7,506	2,282
General and administrative	5,672	8,035	4,158
Depreciation and amortization	3,139	3,613	981
Write-off of courseware and licenses	1,452	—	—
Impairment of goodwill	30,300	—	—
Severance and restructuring charges (credits)	762	664	(366)

Total costs and expenses	59,294	36,357	18,145

Income (loss) from operations	(41,372)	(4,932)	1,427
Interest income	66	408	200
Interest expense	(228)	(43)	(421)

Income (loss) before income taxes	(41,534)	(4,567)	1,206
Income tax (expense) benefit	(925)	400	425

Net income (loss)	$(42,459)	$(4,167)	$1,631

Net income (loss) per share:
Basic	$(1.77)	$(0.18)	$0.09

Diluted	$(1.77)	$(0.18)	$0.08

Weighted average shares outstanding:
Basic	24,012	23,065	17,297

Diluted	24,012	23,065	20,455

The accompanying notes are an integral part of these statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balances at August 1, 1999	14,297,133	$14	$52,381	11,912	$(75)	$(51,858)	$10	$472
Net income	—	—	—	—	—	1,631	—	1,631
Foreign currency translation adjustment	—	—	—	—	—	—	79	79

Total comprehensive income								1,710
Common stock issued for debenture interest	18,937	—	82	—	—	—	—	82
Conversion of debentures and warrants to stock	1,787,500	2	1,988	—	—	—	—	1,990
Issuance of common stock for cash, net of issuance costs of $1,248	3,278,032	4	24,695	—	—	—	—	24,699
Acquisition of business	1,142,422	1	17,865	—	—	—	—	17,866
Exercise of stock options, warrants and other transactions	2,121,438	2	3,551	—	—	—	—	3,553

Balances at July 31, 2000	22,645,462	23	100,562	11,912	(75)	(50,227)	89	50,372
Net loss	—	—	—	—	—	(4,167)	—	(4,167)
Foreign currency translation adjustment	—	—	—	—	—	—	(88)	(88)

Total comprehensive loss								(4,255)
Issuance of common stock for employee stock purchase plan	28,342	—	30	—	—	—	—	30
Acquisition of business	164,496	—	1,500	—	—	—	—	1,500
Issuance of common stock for services	20,401	—	61	—	—	—	—	61
Exercise of stock options, warrants and other transactions	828,197	1	1,863	—	—	—	—	1,864

Balances at July 31, 2001	23,686,898	24	104,016	11,912	(75)	(54,394)	1	49,572
Net loss	—	—	—	—	—	(42,459)	—	(42,459)
Foreign currency translation adjustment	—	—	—	—	—	—	58	58

Total comprehensive loss								(42,401)
Issuance of common stock for employee stock purchase plan	57,103	—	34	—	—	—	—	34
Issuance of common stock for services	296,225	—	187	—	—	—	—	187
Exercise of stock options, warrants and other transactions	169,100	—	184	—	—	—	—	184

Balances at July 31, 2002	24,209,326	$24	$104,421	11,912	$(75)	$(96,853)	$59	$7,576

The accompanying notes are an integral part of these statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended July 31,
	2002	2001	2000
Operating Activities:
Net income (loss)	$(42,459)	$(4,167)	$1,631
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,797	3,861	981
Impairment of goodwill	30,300	—	—
Operating expenses paid in common stock	—	61	—
Restructuring	175	157	(366)
Disposition of property and equipment	14	—	—
Accretion of debt discount	—	—	99
Debenture interest paid in common stock	—	—	82
Deferred income taxes	925	(400)	(425)
Changes in operating assets and liabilities:
Accounts receivable	1,704	925	(1,321)
Prepaid expenses and other current assets	392	(845)	207
Accounts payable	(222)	(3,285)	(377)
Accrued expenses	(294)	491	545
Accrued restructure costs	(46)	(192)	(602)

Net cash provided by (used in) operating activities	(3,714)	(3,394)	454
Investing Activities:
Acquisitions, net of cash acquired	—	(2,479)	(14,961)
Purchases of property and equipment	(273)	(1,004)	(608)
Courseware and license purchases	(314)	(2,672)	—
Decrease in notes receivable from officers/stockholders	—	—	13

Net cash used in investing activities	(587)	(6,155)	(15,556)
Financing Activities:
Issuance of common stock	217	1,757	28,281
Issuance of long term debt	2,500	—	—
Principal payments on debt and capital leases	(103)	(93)	(1,433)
Debt issuance costs	(20)	—	—
Other	(17)	—	191

Net cash provided by financing activities	2,577	1,664	27,039
Effects of exchange rates on cash	114	(23)	(46)

Net increase (decrease) in cash and cash equivalents	(1,610)	(7,908)	11,891
Cash and cash equivalents at beginning of year	5,136	13,044	1,153

Cash and cash equivalents at end of year	$3,526	$5,136	$13,044

Supplementary disclosure of cash paid during the year for:
Interest	$29	$41	$209

Income taxes	$—	$—	$—

Supplementary disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	$—	$—	$—

Acquisition of businesses:
Assets acquired	$—	$4,368	$35,616
Liabilities assumed	—	(389)	(5,375)
Common stock issued	—	(1,500)	(15,280)

Net cash paid for acquisitions	$—	$2,479	$14,961

The accompanying notes are an integral part of these statements.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.    Summary of Significant Accounting Policies

Business

ProsoftTraining offers content and certifications for individuals to develop and validate critical ICT workforce skills. Prosoft creates and distributes a complete library of classroom and e-learning courses. Prosoft distributes its content through its ComputerPREP division to individuals, schools, colleges, commercial training centers and corporations worldwide. Prosoft owns the CIW and CCNT certification programs. Prosoft also manages the CTP certification for the Telecommunications Industry Association.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries ComputerPREP, ProsoftTraining Europe Limited and Prosoft Training Hong Kong Limited. Intercompany transactions and balances are eliminated in consolidation.

Currency Translation

Assets and liabilities of foreign functional currency financial statements are translated into United States dollars at the exchange rate in effect at the close of the period. Income statement amounts are translated at the average exchange rates during the period. The Company accumulates translation adjustments as a separate component of stockholders’ equity.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. Credit risk with respect to accounts receivable is generally not concentrated due to the number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

Financial Instruments

The fair value of the Company’s financial instruments, consisting of cash and cash equivalents, accounts receivable and debt, approximate their carrying values.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expenses were $59, $107, and $104 in 2002, 2001 and 2000, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including goodwill, whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset’s fair value.

Revenue Recognition

The Company derives revenue from three primary sources; content, certification and services. Content revenue is derived from the sale of books or licensing of our training materials for reproduction or repurposing, or under OEM arrangements. Content revenue is recognized when the products are shipped. Certification revenue includes testing fees from administration of our certification tests and annual fees received from CIW Authorized Training Providers (“CIW ATP”). Testing fees are recognized when the tests are administered and CIW ATP fees are recognized when the funds are received, or if the Company has an obligation for continuing involvement with the CIW ATP, revenue is recognized over the period of the obligation. Services revenue includes training and consulting services and is recognized when the services are provided.

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

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which clarifies the accounting for impairments to purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on August 1, 2002. The Company expects that the adoption of SFAS 142 will decrease annual operating expenses by approximately $965. The Company has not determined the initial effect on goodwill and equity upon the adoption of SFAS 142.

In August 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, for long-lived assets to be disposed of by sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on August 1, 2002. Its adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.

2.    Going Concern Assumptions

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s financial statements, during the years ended July 31, 2002 and 2001, the Company incurred losses of $42.5 million and $4.2 million, respectively. The Company expects to continue losses in the near future. These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis and to obtain additional financing as may be required.

The Company believes that cash on hand will be sufficient to meet its cash requirements only until approximately the end of the second quarter of fiscal 2003. Given the Company’s current cash balances and expected cash requirements, the Company believes that it will be necessary to implement one or more of the

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data)

following: significantly reduce operating expenses, secure additional funding, discontinue certain operations, or sell some or all of its assets or operations. There can be no assurance that the Company will be able to implement any of the above.

3.    Valuation of Long-Lived Assets

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

At July 31, 2002, based on continued operating losses in the fourth quarter of fiscal year 2002, the inability to increase revenues, projected operating losses in the first quarter of fiscal year 2003, indications of interest regarding a sale of some or all of the Company’s assets and operations and revised future cash flow projections, the Company determined that the recorded value of goodwill was impaired. As a result, the Company recognized impairment losses of $7,800 related to goodwill.

4.    Severance and Restructuring Charges (Credits)

During 2002, the Company recorded a $762 charge primarily for severance and other employee related costs.

During 2001, the Company recorded a $664 restructuring charge related to our decision to disinvest in the instructor-led training business and realign our sales structure.

During 2000, the Company recorded a $366 reversal of our 1999 restructuring charge related to negotiated lease termination agreements on several facilities at a cost lower than originally anticipated.

During 1999, the Company recorded a $3,723 charge for restructuring associated with our decision to exit the retail training business and $1,230 remained unpaid at August 1, 1999. The following table displays the activity and balances of the accrued restructure costs account:

	Severance and Other Related Employee Costs	Property and Equipment Write-downs	Leased Facilities and Other Costs	Total
Balance at August 1, 1999	51	—	1,179	1,230
Restructuring Adjustments	—	—	(366)	(366)
Settlements	(51)	—	(680)	(731)

Balance at July 31, 2000	—	—	133	133
Restructuring Charge	229	—	435	664
Settlements	(229)	—	(407)	(636)

Balance July 31, 2001	—	—	161	161
Restructuring Charge	729	—	33	762
Settlements	(729)	—	(146)	(875)

Balance July 31, 2002	$—	$—	$48	$48

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data)

5.    Acquisitions

In July 2000, the Company purchased all of the outstanding common stock of ComputerPREP, Inc. (“ComputerPREP”), a wholly owned subsidiary of Drake Personnel (New Zealand) Limited (“Drake”), in exchange for $15,000, 1,142,422 shares of the Company’s common stock and warrants to purchase 600,000 shares of common stock. Shares and warrants issued in connection with this purchase have been valued at $17,800. As a result of the acquisition of ComputerPREP, which was accounted for as a purchase, goodwill of $36,000 was recorded by the Company. In July 2001, goodwill was reduced $491 due to the reversal of accrued contract termination costs at the date of acquisition, at a cost lower than originally anticipated.

In December 2000, the Company acquired the assets of Mastery Point Learning Systems (“MPLS”) in exchange for $2,643 and 164,496 shares of the Company’s common stock. Shares issued in connection with this purchase have been valued at $1,500. As a result of this acquisition, which was accounted for as a purchase, goodwill of $4,167 was recorded by the Company.

The operating results of the acquired businesses have been included in the consolidated statements of operations from the dates of acquisition.

6.    Property and Equipment

Property and equipment consist of the following:

	July 31,
	2002	2001
Computer equipment and software	$2,764	$2,514
Office equipment, furniture and fixtures	1,129	1,096

	3,893	3,610
Less accumulated depreciation	2,727	1,875

Property and equipment, net	$1,166	$1,735

7.    Debt

In October 2001, the Company received $2,500 from Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note (“Note”). The Note is secured by all of the assets of the Company, has a five-year term, carries a 10% coupon, and does not require any interest payments until maturity. The Note is convertible into common stock of the Company at $0.795. Hunt Capital may accelerate the maturity of the Note upon certain events, including a sale or change of control of the Company or an equity financing by the company in excess of $2,500. In addition, as further consideration for the investment, Hunt Capital received the right to certain payments upon a sale of the Company in a transaction whose value falls below $145,000. The potential payment is $1,000 unless the transaction value falls below $60,000 at which point the payment would grow on a pro-rata basis to $4,500 if the transaction value falls below $10,000.

In November 1998, the Company issued $3,200 of 13% convertible debentures. The debentures were to mature in November 2003 and were convertible into the Company’s common stock at $1.60 per share. In connection with the issuance of these debentures, the Company issued detachable stock warrants. The value assigned to the warrants of $1,124 was reflected as debt discount and was accreted over the term of the debentures using the interest method. In January 2000, the Company exercised its right to force conversion of all

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data)

unconverted debentures of $2,490 into the Company’s common stock. The debentures were converted into 1,556,250 shares of common stock. As a result of this conversion, the convertible debenture principal and related debt discount have been reclassified to stockholders’ equity.

The Company has a $3,500 credit facility with a bank bearing interest at a current rate of 12% per annum. Available borrowings are based on a formula of eligible accounts receivable. The term of the credit facility is for one year, and from year to year thereafter, unless terminated by the Company or the bank. As of July 31, 2002 and 2001, there were no amounts outstanding under this credit facility.

8.    Stock Options, Warrants and Put Rights on Common Stock

Stock options

The Company’s stock option plans provide for the granting of options to purchase shares of the Company’s common stock to employees, officers, directors and consultants. The plans include nonstatutory options and incentive stock options. Options generally vest over three to four years and expire no earlier than five years and  no later than ten years after the date of grant. The plans authorized the issuance of an aggregate of 7,080,500 shares of common stock. As of July 31, 2002, 470,328 options were available for grant under the plans.

Stock option transactions are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at August 1, 1999	2,351,831	$1.96
Granted	1,017,601	$7.91
Exercised	(931,683)	$2.29
Cancelled	(250,395)	$4.27

Outstanding at July 31, 2000	2,187,354	$4.32
Granted	2,635,758	$4.93
Exercised	(516,907)	$2.04
Cancelled	(434,687)	$7.98

Outstanding at July 31, 2001	3,871,518	$4.63
Granted	935,500	$0.90
Exercised	(169,100)	$1.08
Cancelled	(651,808)	$6.50

Outstanding at July 31, 2002	3,986,110	$3.57

Exercisable at July 31, 2000	1,232,248	$2.20

Exercisable at July 31, 2001	1,214,544	$4.13

Exercisable at July 31, 2002	2,103,911	$4.02

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data)

The following table summarizes information concerning options outstanding and exercisable as of July 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
$0.37—$3.99	2,883,739	$1.24	3.4 years	1,431,165	$1.39
$4.00—$9.99	416,128	$8.22	2.8 years	262,018	$8.01
$10.00—$15.37	686,243	$10.53	2.9 years	410,728	$10.63

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” for employee stock options and continues to apply Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for recording stock options granted. Pro forma information regarding net loss and net loss per share is required by SFAS 123 as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model.

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

	2002	2001	2000
Weighted average expected life	4 years	4 years	3 years
Expected stock price volatility	124%	109%	100%
Risk-free interest rate	4.1%	5.4%	6.7%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended July 31 is as follows:

	2002	2001	2000
Net income (loss) – actual	$(42,459)	$(4,167)	$1,631
Net loss – pro forma	$(46,475)	$(7,676)	$(705)
Basic income (loss) per share – actual	$(1.77)	$(.18)	$.09
Basic loss per share – pro forma	$(1.94)	$(.33)	$(.03)
Diluted income (loss) per share – actual	$(1.77)	$(.18)	$.08
Diluted loss per share – pro forma	$(1.94)	$(.33)	$(.03)

The weighted average fair value of options granted during the years ended July 31, 2002, 2001, and 2000 was $0.68, $3.53, and $6.93, respectively.

Warrants

During 1999, the Company issued warrants to purchase 1,617,500 shares of common stock to purchasers of its convertible debentures at $1.10 per share. Warrants for 337,500 shares of common stock were exercised at prices ranging from $1.00 to $1.10 and warrants for 4,999 shares expired. During 2000, the Company issued warrants to purchase 1,374,035 shares of common stock exercisable at $.01 to $16.50 per share. Warrants for

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data)

1,188,209 shares of common stock were exercised at prices ranging from $1.10 to $3.38. During 2001, the Company issued warrants to purchase 17,083 shares of common stock exercisable at $1.25 to $10.13 per share. Warrants for 225,150 shares of common stock were exercised at prices ranging from $1.10 to $11.00 and warrants for 5,000 shares expired. As of July 31, 2002, warrants for 1,497,759 shares of common stock, exercisable at $.01 to $20.06 per share and expiring through 2010, remained outstanding.

Put Rights on Common Stock

In connection with prior acquisitions, the Company guaranteed the value of the common stock issued in the acquisitions by granting put rights covering 68,728 and 152,809 shares at $6.275 and $11.125 per share, respectively. The Company is obligated through these put rights to repurchase the shares for cash. As a result, the redemption amount has been reclassified from permanent equity to temporary equity under the caption, “common stock subject to redemption”. During 1998, 11,912 shares were repurchased under these rights. During 1999, the Company issued 567,098 shares of common stock in settlement of put rights covering 56,816 and 147,717 shares at $6.275 and $11.125 per share, respectively. During 2001, put rights covering 3,394 shares expired. As of July 31, 2001 and 2000, put rights covering 1,698 shares at $11.125 per share and 5,092 shares at $11.125 per share remained outstanding, respectively. During 2002, put rights covering 1,544 shares were settled for $0.02 and the remaining put rights expired.

9.    Commitments

The Company leases facilities as well as certain computers, production and other office equipment under noncancellable lease agreements. The Company’s future minimum lease payments at July 31, 2002 under such agreements are as follows:

	Capital Leases	Operating Leases
2003	$76	$682
2004	64	367
2005	58	331
2006	10	252

Future Minimum Lease Payments	208	$1,632

Less amounts representing interest	(31)

Present value of minimum lease payments	177
Less current portion	(59)

Obligations under capital leases, net of current portion	$118

Assets held under capital leases are included in property and equipment and had a total cost of $351, and a net book value of $0 at July 31, 2002 and 2001.

Rent expense for the periods ended July 31, 2002, 2001, and 2000 totaled $876, $788, and $298 respectively.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data)

10.    Income (Loss) per Share

The following represents a reconciliation of weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	Year ended July 31,
	2002	2001	2000
Average common shares outstanding	24,011,822	23,065,271	17,296,560
Assumed conversions:
Stock options	—	—	1,731,361
Warrants	—	—	1,427,094

Diluted average common shares outstanding	24,011,822	23,065,271	20,455,015

In 2002 and 2001, all potential common shares were anti-dilutive. In 2000, outstanding stock options and warrants not included in the computation of diluted earnings per share because their effect would be anti-dilutive totaled 1,064,375 shares.

11.    Contingencies

The Company is engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of its business, the outcome of which are not determinable at this time. In the opinion of management, any liability that might be incurred by the Company upon the resolution of these claims and lawsuits will not, in the aggregate, have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition.

12.    Income Taxes

A reconciliation of income tax (benefit) expense using the statutory federal income tax rate of 34% is as follows:

	Year ended July 31,
	2002	2001	2000
Income tax (benefit) expense at statutory rate	$(14,122)	$(1,553)	$410
Amortization of non-deductible goodwill	699	803	271
Write-off of goodwill	10,302	—	—
State income taxes, net of federal benefit	(351)	(99)	72
Other	332	(72)	(152)
Increase in valuation allowance	4,065	521	(1,026)

Deferred income tax (benefit) expense	$925	$(400)	$(425)

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data)

Deferred income taxes reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Temporary differences that give rise to deferred tax assets are as follows:

	2002	2001	2000
Net operating loss carryforwards	$27,550	$23,748	$21,712
Accrued expenses	239	247	157
Accounts receivable	344	210	105
Property and equipment	302	313	329

	28,435	24,518	22,303
Other	(823)	(46)	(46)

	27,612	24,472	22,257
Valuation allowance	(27,612)	(23,547)	(21,832)

Net deferred tax assets	$—	$925	$425

As a result of the significant net losses incurred in fiscal 2002, the Company recorded a valuation allowance to fully reserve its net deferred tax asset.

At July 31, 2002, the Company has net operating loss carryforwards available to offset future federal and state taxable income of approximately $73,000 and $36,500, respectively. Such carryforwards expire principally in 2011 to 2022 and 2002 to 2007, respectively. Federal and state net operating loss carryforwards of approximately $13,200 and $6,600 were generated from the exercise of employee stock options and any decrease in the valuation reserve related to these carryforwards will be reflected in the financial statements as a credit to additional paid-in capital. In 2001, the Company recognized a tax benefit of $100 related to these carryforwards which was recorded directly to paid-in capital. Because of the equity transactions completed by the Company in 1996, utilization of certain net operating loss carryforwards for federal income tax reporting purposes created prior to those transactions will be subject to annual limitations under the change in ownership provisions of the Tax Reform Act of 1986.

13.    Business Segments and Foreign Operations

Information regarding foreign operations follows:

	Year Ended July 31,
	2002	2001	2000
Net sales	$17,922	$31,425	$19,572
United States	15,976	29,208	17,958
Foreign	1,946	2,217	1,614

Long-lived assets	$1,166	$1,735	$1,068
United States	1,056	1,584	882
Foreign	110	151	186

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data

14.    Unaudited Quarterly Data

Summarized quarterly financial data for 2002, 2001, and 2000 follow:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended July 31, 2002:
Revenues	$4,603	$4,413	$4,566	$4,340
Operating loss	(3,168)	(2,144)	(26,350)	(9,710)
Net loss	(3,164)	(2,195)	(27,331)	(9,769)
Basic loss per common share	(.13)	(.09)	(1.13)	(.42)
Diluted loss per common share	(.13)	(.09)	(1.13)	(.42)
Year ended July 31, 2001:
Revenues	$9,464	$9,152	$7,187	$5,622
Operating profit (loss)	792	219	(2,854)	(3,089)
Net income (loss)	1,139	544	(2,790)	(3,060)
Basic income (loss) per common share	.05	.02	(.12)	(.13)
Diluted income (loss) per common share	.05	.02	(.12)	(.13)

15.    Subsequent Event

The Company’s Board of Directors engaged an investment banker in July 2002 to explore strategic options for the Company, including a sale of some or all of its assets and operations. We have been involved in discussions as a result of this engagement that could result in the sale of some or all of our assets or operations. As a step in this process, an interested party has submitted an indication of interest such that we have agreed to negotiate exclusively with that party for a three-week period through November 29, 2002 in an effort to determine if an acceptable offer for the sale of some or all of the Company’s assets or operations will be received from that party. There can be no assurance that an acceptable offer will be received from that party or any other party, and if an offer is received there can be no assurance that the offer will be made on terms acceptable to the Board of Directors.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item will be included in the Company’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2002 and is incorporated herein by this reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2002 and is incorporated herein by this reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item will be included in the Company’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2002 and is incorporated herein by this reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will be included in the Company’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2002 and is incorporated herein by this reference.

ITEM 14.     CONTROLS AND PROCEDURES

Not applicable.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.    The following documents are filed as part of this report.

1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements”— Item 8.

2.	Exhibits

See “Exhibit Index.”

b.    Reports on Form 8-K. No report on Form 8-K was filed during the last quarter of fiscal year ended July 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSOFTTRAINING

By:	/s/ ROBERT G. GWIN
Robert G. Gwin President and Chief Financial Officer

By:	/s/ WILLIAM J. WERONICK
William J. Weronick Vice President, Finance

Dated: November 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 28, 2002 .

Signature	Title

/s/ JERRELL M. BAIRD Jerrell M. Baird	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT G. GWIN Robert G. Gwin	President and Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM J. WERONICK Willam J. Weronick	Vice President, Finance (Principal Accounting Officer)

/s/ J.R. HOLLAND, JR. J.R. Holland, Jr.	Director

/s/ EDWARD M. WALSH Edward M. Walsh	Director

/s/ JEFFREY G. KORN Jeffrey G. Korn	Director

/s/ J. WILLIAM FULLER J. William Fuller	Director

/s/ CHARLES P. MCCUSKER Charles P. McCusker	Director

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PROSOFTTRAINING

I, Jerrell M. Baird, do hereby certify that:

1.	I have reviewed the Annual Report on Form 10-K of ProsoftTraining being filed;

2.
Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Annual Report.

Date:    November 12, 2002

/s/ JERRELL M. BAIRD
Jerrell M. Baird Chief Executive Officer

I, Robert G. Gwin, do hereby certify that:

1.	I have reviewed the Annual Report on Form 10-K of ProsoftTraining being filed;

2.
Based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report; and

3.
Based on my knowledge, the financial statements, and other financial information included in the Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Annual Report.

Date:    November 12, 2002

/s/ ROBERT G. GWIN
Robert G. Gwin Chief Financial Officer

PROSOFTTRAINING AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Charged to costs and expenses	Acquired through Business Combination(1)	Deductions (write-offs, net of recoveries)	Balance at end of year
	(In thousands)
Allowance for doubtful accounts:
Year ended July 31, 2002	$1,003	$295	—	$(820)	$478
Year ended July 31, 2001	$251	$799	—	$(47)	$1,003
Year ended July 31, 2000	$199	$93	$65	$(106)	$251

(1)	Acquired through the acquisition of ComputerPREP in July 2000.

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

2
Agreement and Plan of Reorganization dated March 26, 1996 between the Company, Pro-Soft Development Corp. and the shareholders of Pro-Soft Development Corp. Filed as Exhibit 2 to the Company’s Registration Statement on Form S-1 (No. 333-11247) (“Registration Statement No. 333-11247”) and incorporated herein by reference.

3.1	Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to Registration Statement No. 333-76984 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Registration Statement No. 333-11247 and incorporated herein by reference.

4.1	Specimen Stock Certificate. Filed as Exhibit 4 to Registration Statement No. 333-11247 and incorporated herein by reference.

4.2
Rights Agreement dated June 27, 2001, between the Company and Interwest Transfer Company, Inc., which includes the form of Right Certificate as Exhibit A and the Summary of Rights as Exhibit B. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2001 and incorporated herein by reference.

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

10.5
Accounts Receivable Purchase Agreement dated as of November 6, 1998 by and between the Company and Silicon Valley Financial Services (a division of Silicon Valley Bank). Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 and incorporated herein by reference.

10.6
Employment Agreement dated February 1, 2002 between the Company and Jerrell M. Baird. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 and incorporated herein by reference.

10.7
Securities Purchase Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.8
Registration Rights Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.9
Warrant Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.10
Stock Purchase Agreement dated June 27, 2000 by and among the Company, Drake Personnel (New Zealand) Limited and ComputerPREP, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

Exhibit No.	Description of Exhibits

10.11
Registration Rights Agreement dated June 27, 2000 by and among the Company and Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.12
Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.13
Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.14
Securities Purchase Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.15
Registration Rights Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.16
Employment Agreement dated July 17, 2000 between the Company and Robert G. Gwin. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2000 and incorporated herein by reference.

10.17
Addendum to Employment Agreement dated October 29, 2001 between the Company and Robert G. Gwin. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2002 and incorporated herein by reference.

10.18	Prosofttraining.com 2000 Stock Incentive Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

10.19	Prosofttraining.com 2000 Employee Stock Purchase Plan. Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

10.20
Subordinated Secured Convertible Note dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.21
Security Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.22
Securities Purchase Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.23
Rights Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.24
First Amendment to Registration Rights Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.25
First Amendment to Securities Purchase Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

Exhibit No.	Description of Exhibits

10.26
Separation Agreement dated October 16, 2001, between the Company and David I. Perl. Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.27
Separation Agreement dated October 16, 2001, between the Company and Jeffrey G. Korn. Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated terein by reference.

10.28
Amendment to Securities Purchase Agreement dated December 21, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated January 31, 2002 and incorporated herein by reference

21	Subsidiaries of the Company. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2001 and incorporated herein by reference.

23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants.

99.1	Certification of Chief Executive Officer and Chief Financial Officer dated November 12, 2002.