Form 10-K/A
period 2002-07-31
PROSOFTTRAINING COM
filed 2002-11-27
CIK 1018693

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding all directors and executive officers of the Company:

Name	Age	Position
Jerrell M. Baird	46	Chairman and Chief Executive Officer
Robert G. Gwin	39	President and Chief Financial Officer
J. William Fuller	50	Director
Jeffrey G. Korn	45	Director
Charles McCusker	33	Director
Edward Walsh	63	Director

Jerrell M. Baird.    Mr. Baird has served as Chairman and Chief Executive Officer of the Company since February 1998. Mr. Baird joined the Company as Chief Operating Officer in June 1997 and became President of the Company in August 1997, a Director in December 1997 and Chairman and Chief Executive Officer in February 1998. Prior to joining the Company, Mr. Baird served as the Chief Information Officer of IBM’s Consumer Products Division from 1996 to 1997. In 1992, Mr. Baird founded Baird Information Systems, an information technology outsourcing company where he served as President until 1994. From 1978 to 1992 and from 1994 to 1996, Mr. Baird served in a variety of positions at Mrs. Baird’s Bakeries, a wholesale baking company, including Plant Manager, Director of Information Technology and Vice President of Marketing. Mr. Baird graduated from Washington and Lee University with a BS in Business Administration in 1978, and earned an MBA from Harvard University in 1982. Mr. Baird is a Class I Director whose term expires in 2003.

Robert G. Gwin.    Mr. Gwin has served as President and Chief Financial Officer of the Company since May 2002. Mr. Gwin joined the Company in August 2000 as its Chief Financial Officer, and was promoted to Executive Vice President and Chief Financial Officer in October 2001. Prior to joining the Company, Mr. Gwin served as Managing Director of Prudential Capital Group, an asset management unit of The Prudential Insurance Company of America. He joined Prudential Capital in 1990, ultimately assuming management of its Dallas-based private investment activities, including both day-to-day operating responsibility and investment portfolio oversight. Mr. Gwin graduated from the University of Southern California with a BS in Business Administration in 1985 and earned an MBA from the Fuqua School at Duke University in 1990. Mr. Gwin is a Chartered Financial Analyst (CFA).

J. William Fuller.    Mr. Fuller has served as a Director of the Company since December 1998. Mr. Fuller is a Registered Investment Advisor and owner of Fuller Capital Management LLC, a money management firm founded in 1983. Mr. Fuller has been active in venture capital and private investment banking ventures for the past 16 years. Additionally, he is a registered representative of Cambridge Investment Research, a registered broker dealer. Mr. Fuller graduated from Southern Methodist University with a BA in Philosophy in 1974. Mr. Fuller is a Class I Director whose term expires in 2003.

Jeffrey G. Korn.    Mr. Korn has served as a Director of the Company since June 1997. Currently, Mr. Korn is an attorney in private practice and a consultant. Mr. Korn had been General Counsel of the Company from May 2000 to October 2001. Prior to joining the Company, Mr. Korn was a partner in the law firm of Kosto & Rotella, P.A. in Jacksonville, Florida, which he joined in 1983. Mr. Korn specialized in corporate law and dispute resolution. He graduated from the State University of New York at New Paltz with a BA in Political Science in 1979, and received his JD degree from Stetson University in 1982. Mr. Korn is a Class II Director whose term expires in 2004.

Charles P. McCusker.    Mr. McCusker has served as a Director of the Company since December 1998. Currently, Mr. McCusker serves as the President of the ServiceMaster Home Service Center. Since 1997, Mr. McCusker has been responsible for investment opportunities in for-profit education and electronic commerce at ServiceMaster Venture Fund, the venture capital arm of ServiceMaster Company (NYSE: SVM). Prior to that, Mr. McCusker spent three years as a Vice President of Bengur Bryan & Co., Inc., a venture capital and private equity firm. Mr. McCusker graduated from Virginia Tech with a BS in Mechanical Engineering in 1992, and earned an MBA from the University of Chicago in 1998. Mr. McCusker is a Class II Director whose term expires in 2004.

Dr. Edward M. Walsh.    Dr. Walsh has served as a Director of the Company since December 1999. Dr. Walsh is the chairman of the Irish Council for Science Technology and Innovation and the chairman of T.A. Ryan Academy for Entrepreneurship, a software incubation organization in Ireland. He was founding president of the University of Limerick, the first new university established by the Republic of Ireland, a post from which he stepped down in l998 after a 28-year term. Dr. Walsh is a graduate of the National University of Ireland and holds Masters and Doctorate qualifications in nuclear and electrical engineering from Iowa State University, where he was an Associate of the US Atomic Energy Commission Laboratory. Mr. Walsh is a Class II Director whose term expires in 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, Executive Officers and greater-than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 2002 all Section 16(a) filing requirements applicable to its Directors, Executive Officers and greater-than ten percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

Information is set forth below concerning the compensation for services in all capacities to the Company for the fiscal years ended July 31, 2002, 2001 and 2000 for the Company’s Chief Executive Officer and any other executive officers as of July 31, 2002 whose compensation exceeded $100,000 for the fiscal year ending on that date.

Name and Principal Position	Fiscal Year	Salary	Bonus		Long-Term Compensation Awards Shares of Common Stock Underlying Stock Options	All Other Compensation
Jerrell M. Baird Chief	2002	$194,231	$36,000		200,000	—
Chairman of the Board and	2001	200,000	89,000	(1)	364,000	—
Chief Executive Officer	2000	161,692	25,000	(1)	36,000	—

Robert G. Gwin(2)	2002	163,798	—		200,000	—
President and	2001	175,000	79,000	(3)	385,000	—
Chief Financial Officer	2000	—	—		—	—

(1)	Includes $25,000 paid to Mr. Baird during the fiscal year that was earned during the prior fiscal year.
(2)	Mr. Gwin joined the Company in August 2000 as its Chief Financial Officer, and became President in May 2002.
(3)	Mr. Gwin received a payment of $30,000 upon joining the Company to assist in his relocation to Austin, Texas.

Option Grants Table

The following table sets forth information concerning grants of stock options to the named executive officers during the fiscal year ended July 31, 2002. The Company grants stock options to executive officers because they align the compensation of the executive officer with the long term performance of the Company, as reflected in the share price of its common stock. Options have value to the executive officer only if the Company’s share price rises above the exercise price per share and vesting requirements (time and/or performance) have been met. Though the following table estimates the present value of stock options according to a statistical model, actual value to executive officers is realized only by positive future performance, as reflected in the share price of the Company’s common stock.

Executive Officer	Shares of Common Stock Underlying Stock Options		% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(2)	Expiration Date	Grant Date Present Value(3)
Jerrell M. Baird	200,000	(1)	21.4%	$1.25	1/02/12	$180,000
Robert G. Gwin	143,000	(1)	15.3%	$1.25	1/02/12	$128,700
Robert G. Gwin	57,000	(1)	6.1%	$1.25	1/02/12	$51,870

(1)
The options were granted under the ProsoftTraining 2000 Stock Option Plan for a term of no more than ten years, subject to earlier termination in certain events related to termination of employment. The options begin to vest on the first anniversary from the grant date. To the extent not already exercisable, the options generally become exercisable upon a merger or consolidation of the Company with or into another corporation, or upon the acquisition by another corporation or person of all or substantially all of the Company’s assets.

(2)	All options were granted at fair market value (the last price for the Company’s Common Stock on the day previous to the date of grant as reported by Nasdaq).
(3)
As suggested by the SEC’s rules on executive compensation disclosure, the Company used the Black-Scholes model of option valuation to determine grant date pre-tax present value. The calculation is based on a five-year term and upon the following assumptions: annual dividend growth of zero percent, volatility of approximately 124%, and an interest rate of 4.2%. The amounts in this column represent only an estimate of present value. Executive officers derive no actual benefit (i.e. compensation) from the options until they are vested and exercised, and only in the event the performance of the Company, as reflected in its share price rises above the exercise price per share.

Aggregated Options Exercised In the Last Fiscal Year and FY-End Options/SAR Values

The following table sets forth information concerning each exercise of stock options during the fiscal year ended July 31, 2002 by each of the named executive officers and the fiscal year-end value of unexercised stock options held by such executive officers as of July 31, 2002.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at July 31, 2002		Value of Unexercised In-the-Money Options at July 31, 2002
			Exercisable	Unexercisable	Exercisable	Unexercisable(1)
Jerrell M. Baird	—	—	400,000	450,000	—	—
Robert G. Gwin	—	—	160,811	424,189	—	—

(1)
Value of Unexercised, In-the-Money Options at July 31, 2002 is calculated as follows: [(Per Share Closing Sale Price on 7/31/02, the last trading day of the fiscal year) — (Per Share Exercise Price)] X Number of Shares Subject to Unexercised Options. The per share closing price on 7/31/02 was $0.28.

Director Compensation

Directors, other than associates or officers of the Company, are compensated with a stock option grant of 5,000 shares of the Company’s common stock for each meeting attended, effective June 2002. Prior to June 2002, no compensation was provided. Directors are reimbursed for expenses incurred in connection with attendance at Board and committee meetings. Directors who are officers or associates of the Company are not compensated separately for service on the Board of Directors.

Employment and Termination of Employment Agreements and Change in Control Arrangements

On February 1, 2002, the Company entered into an employment agreement with Jerrell M. Baird, its Chief Executive Officer and Chairman. Mr. Baird’s agreement has a term of one year and provides for a base annual salary of $200,000. Mr. Baird may receive an annual bonus, at the discretion of the Board of Directors, of up to $100,000. In the event of termination of Mr. Baird’s employment for any reason other than gross negligence or malfeasance, the Company is obligated to pay an amount equal to his cash compensation for the previous twelve months, plus acceleration and immediate vesting of all unvested options. The Company has agreed that if a change of control of the Company occurs where Mr. Baird is not Chairman and Chief Executive Officer of the ultimate parent, then a payment shall be made to Mr. Baird equal to $300,000. In addition, all of Mr. Baird’s unvested options shall vest upon any change of control.

On August 1, 2000, the Company entered into an employment agreement with Robert G. Gwin, its President and Chief Financial Officer, which was subsequently amended on October 29, 2001. Mr. Gwin’s agreement terminates on July 31, 2003 and provides for a base annual salary of $180,000. Mr. Gwin is entitled to receive an annual bonus, as determined by the Company, of up to $72,000 pursuant to certain stock price and operating performance criteria being achieved. In the event of termination of Mr. Gwin’s employment for any reason other than gross negligence or malfeasance, the Company is obligated to pay an amount equal to his cash compensation for the previous twelve months, plus acceleration and immediate vesting of all unvested options. The Company has agreed that if a change of control of the Company occurs where Mr. Gwin is not President of the ultimate parent, then a payment shall be made to Mr. Gwin equal to $250,000. In addition, all of Mr. Gwin’s unvested options shall vest upon any change of control.

Pursuant to a Separation Agreement with the Company dated October 16, 2001, the employment of David Perl, President of the Company terminated effective October 31, 2001. Under his Employment Agreement dated February 1, 2000, Mr. Perl was entitled to a severance payment upon termination equal to his prior twelve months’ cash compensation and immediate vesting of all unvested options. In lieu of such payment, under the terms of his Separation Agreement Mr. Perl received $173,500 of the payment in cash and $100,000 worth of Common Stock of the Company (161,290 shares). Mr. Perl also received immediate vesting of some unvested options, while returning other options to the Company, and agreed to certain lock-up provisions with respect to all of his newly issued shares and vested options. Mr. Perl agreed to non-competition for two years following his separation and he entered into a two-year Consulting Agreement with the Company at $2,000 per month.

Compensation Committee Interlocks and Insider Trading Participation

The members of the Company’s Compensation Committee during the fiscal year ended July 31, 2002 were Charles McCusker, J.R. Holland, Jr., and Dr. Edward Walsh. Each member of the Compensation Committee during fiscal 2002 was a non-employee director of the Company while serving on the Committee.

J.R. Holland, Jr., who was a director of the Company until his resignation in November 2002, is President and CEO of Hunt Capital Group, LLC. In October 2001, the Company received $2,500,000 for a 10% Subordinated Secured Convertible Note in that principal amount issued to Hunt Capital Growth Fund II, L.P., an affiliate of Hunt Capital Group, LLC. See Item 13 – “Certain Relationships and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the notes thereto set forth certain information regarding the beneficial ownership of the Company’s Common Stock as of October 18, 2002, by (i) each current director of the Company; (ii) each of the executive officers named in the Summary Compensation Table herein; (iii) all present executive officers and directors of the Company as a group; and (iv) each person known to the Company to own beneficially more than five percent of the presently outstanding Common Stock.

Name of Individual Or Identity of Group(1)	Shares of Common Stock Beneficially Owned	Percent of Outstanding Common Stock Beneficially Owned
Hunt Capital Growth Fund II, L.P(2), 1601 Elm, Suite 4000, Dallas, Texas 75201	5,088,339	18.2%
Fidelity Management & Research, 82 Devonshire St., Boston, MA 02109	2,276,500	9.5%
Jerrell M. Baird(3)	564,054	2.3%
J. William Fuller(4)	86,791	*
Robert G. Gwin(5)	256,106	1.0
J.R. Holland, Jr.(6)	5,140,005	18.3%
Jeffrey G. Korn(7)	416,553	1.7%
Charles McCusker(8)	105,245	*
Dr. Edward Walsh(9)	145,466	*
All executive officers and directors, as a group(10)	6,714,220	26.1%

*	Less than 1% of the outstanding shares of Common Stock

(1)
Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). The percentages are based upon 24,209,326 shares outstanding as of October 18, 2002, except for certain parties who hold options and warrants that are presently exercisable or exercisable within 60 days, are based upon the sum of shares outstanding as of October 18, 2002 plus the number of shares subject to options and warrants that are presently exercisable or exercisable within 60 days held by them, as indicated in the following notes.

(2)	Includes 3,459,119 shares subject to conversion rights (see “Certain Transactions”), and 350,000 shares subject to stock warrant agreements.
(3)	Includes 412,500 shares subject to stock options exercisable within 60 days, and 20,000 shares subject to a stock warrant agreement.
(4)	Includes 55,000 shares subject to stock options exercisable within 60 days, and 20,641 shares subject to stock warrant agreements.
(5)	Includes 183,186 shares subject to stock options exercisable within 60 days.
(6)
Includes 5,088,339 shares beneficially owned by Hunt Capital (see footnote 2 above), and 51,666 shares subject to stock options exercisable within 60 days. Mr. Holland is President and CEO of Hunt Capital Group, LLC, an affiliate of Hunt Capital Growth Fund II, L.P. Mr. Holland disclaims beneficial ownership of the shares held by Hunt Capital Growth Fund II, L.P., except to the extent of his pecuniary interest therein. Mr. Holland resigned as a Director of the Company effective November 13, 2002.

(7)	Includes 260,000 shares subject to stock options exercisable within 60 days.
(8)
Includes 38,995 shares owned by ServiceMaster Venture Fund L.L.C., of which 27,784 shares are subject to a stock warrant agreement. Includes 65,000 shares subject to stock options exercisable within 60 days. Mr. McCusker is President of a ServiceMaster subsidiary called ServiceMaster Home Service Center and is a general partner of Service Master Venture Fund L.L.C.

(9)	Includes 86,666 shares subject to stock options exercisable within 60 days.
(10)	Includes 1,114,018 shares subject to stock options exercisable within 60 days, 426,636 shares subject to stock warrants, and 3,459,119 shares subject to conversion rights.

Equity Compensation Plan Information

The following table provides certain information as of July 31, 2002 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under plan
Equity compensation plans approved by security holders(1):	3,511,876	$3.83	692,988	(2)
Equity compensation plan not approved by security holders(3):	474,234	$1.25	25,766

Total	3,986,110		718,754

(1)	These plans consist of the 1996 Stock Option Plan, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.
(2)
The number of shares reserved for issuance under the Employee Stock Purchase Plan is automatically increased on the first trading day of each calendar year by an amount equal to one half percent (.5%) of the total number of shares of Common Stock outstanding on the last trading day of the preceding calendar year, but in no event will any such annual increase exceed 150,000 shares. As of July 31, 2002, 248,426 shares are reserved for issuance under the Employee Stock Purchase Plan.

(3)
This plan consists of the 2001 Stock Option Plan. Under the 2001 Stock Option Plan, which was adopted by the Board of Directors in July 2001, the number of shares of Common Stock that may be optioned and sold is 500,000 shares. The Plan is administered by the Company’s Board of Directors, which determines when and to whom options will be granted and, subject to the terms of the Plan, the exercise price, vesting schedule, expiration date and other terms of each such grant. All of the Company’s employees, other than Officers and Directors, and consultants are eligible to receive option grants under the Plan. Options granted under the Plan have an exercise price equal to fair market value on the date of grant and may not have a term in excess of ten years.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into employment agreements with both of its executive officers as described in “Item 11. Executive Compensation – Employment and Termination of Employment Agreements and Change in Control Arrangements.”

In October 2001, the Company received $2.5 million from Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note. At that time, Hunt Capital owned greater than five percent of the Company’s outstanding Common Stock. J.R. Holland, Jr., a director of the Company until his resignation in November 2002, is President and Chief Executive Officer of Unity Hunt, Inc., and is currently Chairman of the Unity Hunt Investment Committee, in addition to being President and CEO of Hunt Capital Group, LLC. The Note is secured by all of the assets of the Company, has a five-year term, carries a 10% coupon, and does not require any interest payments until maturity. The Note is convertible into common stock of the Company at $0.795. Hunt Capital may accelerate the maturity of the Note upon certain events, including a sale or change of control of the Company or an equity financing by the Company in excess of $2.5 million. In addition, as further consideration for the investment, Hunt Capital received the right to certain payments upon a sale of the Company in a transaction whose value falls below $145 million. The potential payment is $1 million unless the transaction value falls below $60 million at which point the payment would grow on a pro-rata basis to $4.5 million if the transaction value falls below $10 million.

The Company believes that the foregoing transaction was in its best interests. As a matter of policy, this transaction was and all future transactions between the Company and its officers, directors, principal shareholders or their affiliates will be, approved by a majority of the independent and disinterested members of the Board of Directors, on terms no less favorable than could be obtained from unaffiliated third parties and in connection with bona fide business purposes of the Company.

Pursuant to a Separation Agreement with the Company dated October 16, 2001, Mr. Korn’s employment with the Company terminated effective October 31, 2001. Under his Employment Agreement dated May 15, 2000, Mr. Korn was entitled to a severance payment upon termination equal to his prior twelve months’ cash compensation and immediate vesting of all unvested options. In lieu of such payment, under the terms of his Separation Agreement Mr. Korn received $103,125 of the payment in cash and $75,000 worth of Common Stock of the Company (120,968 shares). Mr. Korn also received immediate vesting of some unvested options, while returning other options to the Company, and agreed to certain lock-up provisions with respect to all of his newly issued shares and vested options. Mr. Korn agreed to non-competition for two years following his separation and he entered into a two-year Consulting Agreement with the Company at $2,000 per month.

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
William J. Weronick Vice President, Finance

Dated: November 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 26, 2002 .

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

Date:    November 26, 2002

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

Date:    November 26, 2002

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

10.29	ProsoftTraining.com 2001 Stock Option Plan.

21	Subsidiaries of the Company. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2001 and incorporated herein by reference.

23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants.*

99.1	Certification of Chief Executive Officer and Chief Financial Officer dated November 12, 2002.*

*	Previously filed