Form 10-Q
period 2002-10-31
PROSOFTTRAINING COM
filed 2002-12-12
CIK 1018693

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal quarter ended October 31, 2002

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

Common Stock, Par Value $.001 Per Share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined by Rule 12b-2 of the Securities Exchange Act of 1934. YES  ☐  NO  ☒

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of December 4, 2002 was 24,197,414 shares.

PROSOFTTRAINING

PROSOFTTRAINING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended October 31,
	2002	2001
Revenues:
Content	$3,030	$3,582
Certification	626	859
Services	64	162

Total revenues	3,720	4,603

Costs and expenses:
Costs of revenues	1,580	2,309
Content development (inclusive of amortization)	536	497
Sales and marketing	1,312	1,568
General and administrative	1,389	1,744
Depreciation and amortization	223	891
Restructuring charge	—	762

Total costs and expenses	5,040	7,771

Loss from operations	(1,320)	(3,168)

Interest income	3	21
Interest expense	(69)	(17)

Net loss	$(1,386)	$(3,164)

Net loss per share:
Basic	$(0.06)	$(0.13)

Diluted	$(0.06)	$(0.13)

Weighted average shares outstanding:
Basic	24,197	23,724

Diluted	24,197	23,724

See accompanying notes.

PROSOFTTRAINING AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31, 2002	July 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,730	$3,526
Accounts receivable, less allowances of $523 and $478	1,751	1,995
Prepaid expenses and other current assets	302	379

Total current assets	4,783	5,900

Property and equipment, net	934	1,166
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Courseware and licenses, net of accumulated amortization of $2,243	1,171	1,296

Total assets	$13,633	$15,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,174	$2,239
Accrued expenses	2,277	2,266
Current portion of capital lease obligations	60	59
Deferred revenue	28	103
Accrued restructuring costs	43	48

Total current liabilities	4,582	4,715

Long-term debt	2,761	2,698
Obligations under capital leases, net of current portion	102	118

Total liabilities	7,445	7,531

Commitments and contingencies (See Notes)	—	—

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares: 75,000,000; issued: 24,209,326 shares	24	24
Additional paid-in capital	104,421	104,421
Accumulated deficit	(98,239)	(96,853)
Accumulated other comprehensive income	57	59
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	6,188	7,576

Total liabilities and stockholders’ equity	$13,633	$15,107

PROSOFTTRAINING AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended October 31,
	2002	2001
Operating activities:
Net loss	$(1,386)	$(3,164)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	319	1,195
Restructuring charge	—	692
Non-cash interest	64	10
Changes in operating assets and liabilities:
Accounts receivable	244	752
Prepaid expenses and other current assets	139	95
Accounts payable	(63)	(328)
Accrued expenses and deferred income	(70)	51
Accrued restructuring costs	22	(58)

Net cash used in operating activities	(731)	(755)

Investing activities:
Purchase of property and equipment	(14)	(88)
Courseware and license purchases	(23)	(224)

Net cash used in investing activities	(37)	(312)

Financing activities:
Issuance of long-term debt	—	2,500
Issuance of common stock	—	5
Principal payments on capital leases	(15)	(24)
Other	—	(20)

Net cash (used in) provided by financing activities	(15)	2,461

Effects of exchange rate changes on cash	(13)	21

Net (decrease) increase in cash and cash equivalents	(796)	1,415
Cash and cash equivalents at the beginning of period	3,526	5,136

Cash and cash equivalents at the end of period	$2,730	$6,551

Supplementary disclosure of cash paid during the period for:
Interest	$6	$7

Income taxes	$—	$—

Noncash financing activities:
Common stock issued under separation agreements	$—	$175

See accompanying notes.

PROSOFTTRAINING AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.	General

These interim consolidated financial statements do not include footnotes and certain financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month period ended October 31, 2002, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2003. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Comprehensive income

The components of comprehensive income for the three months ended October 31, 2002 and 2001 are as follows:

	Three months ended October 31
	2002	2001
Net loss	$(1,386)	$(3,164)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	4

Comprehensive loss	$(1,388)	$(3,160)

3.	Loss Per Share of Common Stock

Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company recorded losses for the three-month periods ended October 31, 2002 and 2001, the diluted loss per share is the same as basic, as any potentially dilutive securities would be anti-dilutive.

4.	Valuation of Long-Lived Assets

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

6.	Recent Accounting Pronouncements

Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. Major provisions of these statements and their effective dates are as follows:

•
intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights and are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

•	effective August 1, 2002, all previously recorded goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

•	effective August 1, 2002, all previously recorded goodwill and intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator; and

•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

The Company amortized goodwill and intangible assets until July 31, 2002. Beginning August 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company will complete a traditional fair value based impairment test of goodwill as of August 1, 2002 by January 31, 2003. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principal.

Intangible assets consist of the following:

	October 31, 2002		July 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Courseware and licenses	$5,570	$(4,399)	$5,598	$(4,302)
Intangible assets not subject to amortization:
Goodwill	$12,251	$(5,506)	$12,251	$(5,506)

Amortization expense related to intangibles assets totaled $97 and $681 during the three months ended October 31, 2002 and 2001. The aggregate estimated amortization expense for intangible assets remaining as of October 31, 2002 is as follows:

Remainder of fiscal year 2003	$421
Fiscal year 2004	257
Fiscal year 2005	173
Fiscal year 2006	56

Total	$907

Net loss and loss per share for the for the three months ended October 31, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

	October 31, 2002	October 31, 2001
Net loss as reported	$(1,386)	$(3,164)
Amortization	97	681

Net loss as adjusted	$(1,289)	$(2,483)

Basic and diluted earnings per share as reported	$(0.06)	$(0.13)
Amortization	0.01	(0.03)

Basic and diluted earnings per share as adjusted	$(0.05)	$(0.10)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements, including those factors discussed under “Additional Factors That May Affect Results Of Operations and Market Price Of Stock” on Page 9. These forward-looking statements represent the Company’s judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements. For the purposes of this Form 10-Q, “we” and “our” refers to the Company.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this document.

OVERVIEW

ProsoftTraining is a leading provider of information and communications technology (“ICT”) curriculum and certifications to help individuals develop, upgrade and validate critical ICT skills. We sell and license our content, certifications and instructional services to academic institutions, commercial training centers, internal corporate training departments and individuals around the world.

DEVELOPMENT OF BUSINESS

ProsoftTraining was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Overhead costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and instructional services to the technology training industry and building its propriety certification programs. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero.

RESULTS OF OPERATIONS

Revenues

Total revenues were $3.72 million in the three months ended October 31, 2002, compared with $4.60 million in the three months ended October 31, 2001, a decrease of $0.88 million. The decline in total revenues was driven by weakness in corporate training budgets that resulted in sharply reduced purchases of our training products, certifications and services by our learning center customers. In addition, the budgets of our academic customers continued to be constrained during the quarter, resulting in reduced sales to that channel as well.

Content revenues decreased 15%, or $0.55 million, to $3.03 million for the three months ended October 31, 2002, compared with $3.58 million in the three months ended October 31, 2001.

Certification revenues decreased 27%, or $0.23 million, to $0.63 million for the three months ended October 31, 2002, compared with $0.86 million for the three months ended October 31, 2001. Certification revenues consist of certification exam fees and fees received from CIW Authorized Training Providers (“ATP”).

Services revenues decreased 60%, or $0.10 million, to $0.06 million for the three months ended October 31, 2002, compared with $0.16 million for three months ended October 31, 2001.

Costs of Revenues

Costs of revenues decreased $0.73 million, or 32%, compared with the year-ago quarter. As a percentage of revenue, gross profit, defined as total revenues less costs of revenues, increased to 58% from 50% in the year-ago quarter. The increase in gross profit percentage was largely due to cost reduction measures implemented over the past year, primarily in the services operation.

Content Development

Content development expenses increased $0.04 million, or 8%, compared with the year-ago quarter. The increase in costs was attributable to new product development and revisions and the continuing XML conversion of our content library .

Sales and Marketing

Sales and marketing expenses decreased $0.26 million, or 16%, compared with the year-ago quarter. The decrease was attributable to lower revenues and associated sales commissions and a decrease in the number of sales employees.

General and Administrative

General and administrative expenses decreased $0.36 million, or 20%, compared with the year-ago quarter. The decrease was the result of cost reduction measures, including decreased staffing levels, implemented over the past year.

Depreciation and Amortization

Depreciation expense increased 6% from $0.21 million for the three months ended October 31, 2001 to $0.22 million for the three months ended October 31, 2002. Amortization expense was zero for the three months ended October 31, 2002 compared to $0.68 million for the three months ended October 31, 2001. The decrease in amortization expense was primarily attributable to the adoption of SFAS 142, effective August 1, 2002. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized.

Restructuring Charge

A restructuring charge of $0.76 million was recorded in the three months ended October 31, 2001. The restructuring charge resulted from a workforce reduction and consisted of severance and other employee-related costs of $0.73 million and other costs of $0.03 million.

Interest Income and Interest Expense

Interest income decreased $0.02 million compared with the year-ago quarter. The decrease in interest income was attributable to lower average cash balances in the current period, primarily the result of operating losses.

Interest expense increased $0.05 million compared with the year-ago. The increase in interest expense was attributable to the issuance of a $2.50 million Subordinated Secured Convertible Note in the first quarter of fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $0.73 million in the three months ended October 31, 2002, compared with $0.75 million in the three months ended October 31, 2001, a decrease of $0.02 million. The decrease in cash used in operating activities was primarily a result of lower net loss as adjusted for non-cash expenses of $0.26 million, offset by a net decrease of $0.24 million in changes in operating assets and liabilities in the three months ended October 31, 2002 compared with the year-ago quarter.

Cash used in investing activities, consisting of capital expenditures and content and license purchases, was $0.04 million in the three months ended October 31, 2002 and $0.31 million in the same year-ago period.

Cash used in financing activities was $0.02 million in the three months ended October 31, 2002, compared with $2.46 million provided by financing activities in the same year-ago period, a decrease of $2.48 million. The decrease in net cash provided by financing activities was due to the issuance of the $2.50 million Subordinated Secured Convertible Note in October 2001.

Management believes, based on current operations, that cash on hand will be sufficient to meet our cash requirements only until approximately the end of the third quarter of fiscal year 2003. In view of current operations and cash on hand, we will need to take one or more of the following actions in the very near term in order to continue our operations: (i) significantly reduce operating expenses, (ii) raise additional capital, (iii) discontinue certain operations, or (iv) sell some or all of our assets. No assurances can be given that we will be successful in taking any of these actions in the near future to meet our liquidity requirements. Failure to take such action in a timely manner will place us in significant financial jeopardy.

The following summarizes our contractual cash obligations as of October 31, 2002 (in millions):

	Payments Due for the Periods ending October 31,
	2003	2004	2005	2006	Total
Long term debt	$—	$—	$—	$4.03	$4.03
Capital lease obligations	0.08	0.06	0.05	0.00	0.19
Operating leases	0.56	0.39	0.34	0.16	1.45

Total contractual cash obligations	$0.64	$0.45	$0.39	$4.19	$5.67

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

Revenue recognition

The company derives revenue from three primary sources; content, certification and services. Content revenue is derived from the sale of books or licensing of our training materials for reproduction or repurposing, or under OEM arrangements. Content revenue is recognized when the products are shipped. Certification revenue includes testing fees from administration of our certification tests and annual fees received from CIW Authorized Training Providers (“CIW ATP”). Testing fees are recognized when the tests are administered and CIW ATP fees are recognized when the funds are received or, if the Company has a continuing obligation to the CIW ATP, revenue is recognized over the period of the obligation. Services revenue includes training and consulting services and is recognized when the services are provided.

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

RISK TO CONTINUED OPERATIONS

We are operating with very limited cash resources. We cannot maintain our current level of operating losses and remain a continuing operation given our current cash on hand. We must drastically reduce our operating losses in the near term, obtain additional funds, or do both to remain in operation. We could reduce operating losses by significantly reducing our operations and staff, provided such actions do not cause revenue to decline greater than we expect as a result of such actions. We could obtain additional funds by raising additional capital or selling some or all of our assets or operations. The sale of some or all of our assets is subject to approval by the holder of our long-term debt, since those assets secure the debt. There can be no assurance that we will be successful in taking any of these actions nor that these actions will result in the Company continuing its operations. In the event we choose to obtain additional funding, there can be no assurance that we will be able to obtain funds on terms acceptable to us, if at all.

The Company’s Board of Directors engaged an investment banker in July 2002 to explore strategic options for the Company, including a sale of some or all of its assets and operations. We have been involved in a number of discussions as the result of this engagement that could result in the sale of some or all of our assets or operations, although no discussions are currently active or continuing. There can be no assurances that past or future discussions will result in an offer for some or all of the Company’s assets or operations or, in the event we receive an acceptable offer, that we will be able to close a transaction in sufficient time to allow us to continue operations.

UNCERTAINTY OF FUTURE FUNDING

Should we need to raise additional funds, we cannot be certain that we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds on terms satisfactory to us we will be forced to either raise funds on terms that we would not otherwise accept, pursue the alternatives noted under “Risks to Continued Operations,” or seek bankruptcy protection.

POTENTIAL DELISTING FROM THE NASDAQ STOCK MARKET

On October 7, 2002, the trading of our Common Stock was transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market as a result of our failure to satisfy the minimum $1.00 bid price per share requirement set forth in the Nasdaq Market Place Rules. However, in order to remain on the Nasdaq SmallCap Market, the Company must satisfy the $1.00 bid price requirement, which we have not done to date. On November 21, 2002, Nasdaq notified us that we have until May 19, 2003 to regain compliance by having a closing bid price of our Common Stock of at least $1.00 for a minimum of ten consecutive trading days. If we do not comply by May 19, 2003, Nasdaq has indicated it will provide written notification that our securities will be delisted from Nasdaq. If Nasdaq delists our Common Stock, then our Common Stock may be traded on the OTC Bulletin Board or the “pink sheets,” or may be not traded at all. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq National Market, which could make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheets” stock are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of the investors in our Common Stock could have adverse consequences on our stockholders either because of reduced market prices or a lack of a regular, active trading market for our Common Stock.

POSSIBILITY OF CONTINUING LOSSES

We have incurred losses of approximately $98 million from our inception through October 31, 2002. Our ability to generate revenue growth in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues and significantly reduce operating expenses. There can be no assurance that we will be able to increase revenues, manage expenses or achieve profitability.

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

VOLATILITY OF STOCK PRICE

Our Common Stock has experienced substantial price volatility, which may continue to occur in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as the following may have a significant effect on the market price of our Common Stock:

•	delisting of our Common Stock from the Nasdaq SmallCap Market

•	fluctuations in our operating results

•	the perception by others of our inability to obtain any necessary new financing

•	a limited trading market for our Common Stock

•	announcements of new ventures or products and services by our competitors or us.

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk related to currency exchange rate fluctuations. A portion of our cash flows is expected to be received in non-U.S. currencies.

ITEM	4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive and financial officer, based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days of our filing of this quarterly report on Form 10-Q, believes that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM	5. OTHER INFORMATION

We are not in compliance with the Nasdaq Market Place Rules for continued listing on the Nasdaq SmallCap Market. We have until May 19, 2003 to regain compliance by having a closing bid price of our Common Stock of at least $1.00 for a minimum of ten consecutive trading days. If we do not comply by May 19, 2003, Nasdaq has indicated it will delist our Common Stock for failure to satisfy the Nasdaq Market Place Rules.

On December 9, 2002, we issued a press release attached hereto as Exhibit 99.2 reporting (i) the resignation of our Chairman and Chief Executive Officer and another director and (ii) the appointment of our President as our new Chief Executive Officer and to the Board of Directors.

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

10.1 Separation Agreement dated December 9, 2002 between the Company and Jerrell M. Baird.

10.2 Amended Employment Agreement dated December 5, 2002 between the Company and Robert G. Gwin.

11.0 Statement re Earnings Per Share Computation

99.1 Certification of Chief Executive and Financial Officer

99.2 Press Release dated December 9, 2002.

b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended October 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProsoftTraining

Dated: December 11, 2002	/S/ ROBERT G. GWIN
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

CERTIFICATION OF
CHIEF EXECUTIVE AND FINANCIAL OFFICER
PROSOFTTRAINING

CERTIFICATION

I, Robert G. Gwin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ProsoftTraining;

2.
Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
I, as the registrant’s certifying officer, am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and
c)	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.
I, as the registrant’s certifying officer, have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
I, as the registrant’s certifying officer, have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002
/S/    ROBERT G. GWIN
Chief Executive and Financial Officer