Form 10-Q
period 2003-01-31
PROSOFTTRAINING COM
filed 2003-03-17
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended January 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 000-21535

ProsoftTraining

(Exact name of Registrant as specified in its charter)

NEVADA	87-0448639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 N. 44th Street, Suite 600, Phoenix, AZ 85008

(Address of principal executive offices) (Zip Code)

(602) 794-4199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO (            )

The number of shares of the registrants’ common stock, $.001 par value, outstanding as of March 14, 2003 was 24,221,326 shares.

PROSOFTTRAINING

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2003	2002	2003	2002
Revenues:
Content	$2,182	$3,260	$5,212	$6,842
Certification	647	985	1,273	1,844
Services	11	168	75	330

Total revenues	2,840	4,413	6,560	9,016

Costs and expenses:
Costs of revenues	1,256	2,172	2,836	4,481
Content development	420	568	957	1,065
Sales and marketing	877	1,570	2,190	3,138
General and administrative	1,376	1,369	2,764	3,113
Depreciation and amortization	279	878	502	1,769
Restructuring charge	—	—	—	762

Total costs and expenses	4,208	6,557	9,249	14,328

Loss from operations	(1,368)	(2,144)	(2,689)	(5,312)

Interest income	1	21	5	42
Interest expense	(73)	(72)	(142)	(89)

Net loss	$(1,440)	$(2,195)	$(2,826)	$(5,359)

Net loss per share: basic and diluted	$(0.06)	$(0.09)	$(0.12)	$(0.22)

Weighted average shares outstanding:
basic and diluted	24,201	23,991	24,199	23,858

See accompanying notes.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31, 2003	July 31, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,576	$3,526
Accounts receivable, less allowances of $557 and $478	1,289	1,995
Prepaid expenses and other current assets	297	379

Total current assets	3,162	5,900

Deferred income taxes	—
Property and equipment, net	657	1,166
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Courseware and licenses, net of accumulated amortization of $2,371 and $2,243	926	1,296

Total assets	$11,490	$15,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,748	$2,239
Accrued expenses	1,943	2,266
Current portion of capital lease obligations	53	59
Other	23	151

Total current liabilities	3,767	4,715

Long-term debt	2,830	2,698
Obligations under capital leases, net of current portion	98	118

Total liabilities	6,695	7,531

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares:
75,000,000; issued: 24,221,326 shares and 24,209,326 shares	24	24
Additional paid-in capital	104,422	104,421
Accumulated deficit	(99,679)	(96,853)
Accumulated other comprehensive income	103	59
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	4,795	7,576

Total liabilities and stockholders’ equity	$11,490	$15,107

See accompanying notes

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2003	2002
Operating activities:
Net loss	$(2,826)	$(5,359)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	717	2,303
Non-cash interest	132	73
Loss on the disposal of fixed assets	112	14
Restructuring charge	—	297
Changes in operating assets and liabilities:
Accounts receivable, net	723	1,011
Prepaid expenses and other current assets	185	106
Accounts payable	(502)	(216)
Accrued expenses	(331)	117
Other	(123)	(9)

Net cash used in operating activities	(1,913)	(1,663)

Investing activities:
Purchase of property and equipment	(13)	(175)
Courseware and license purchases	(34)	(264)

Net cash used in investing activities	(48)	(439)

Financing activities:
Issuance of long-term debt	—	2,500
Issuance of common stock	2	181
Principal payments on capital leases	(27)	(55)
Other	—	(24)

Net cash (used in) provided by financing activities	(25)	2,602

Effects of exchange rate changes on cash	37	(1)

Net (decrease) increase in cash and cash equivalents	(1,949)	499
Cash and cash equivalents at the beginning of period	3,525	5,136

Cash and cash equivalents at the end of period	$1,576	$5,635

Supplementary disclosure of cash paid during the period for:
Interest	$10	$16

Income taxes	$—	$—

Non-cash financing activities:
Common stock issued under separation agreements	$—	$175

See accompanying notes

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1.     General

These interim consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for the six-month period ended January 31, 2003, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2003. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the current period presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    Comprehensive income

The components of comprehensive income for the three and six months ended January 31, 2003 and 2002 are as follows:

	Three months ended January 31		Six months ended January 31
	2003	2002	2003	2002
Net loss	$(1,440)	$(2,195)	$(2,826)	$(5,359)
Other comprehensive income (loss):
Foreign currency translation adjustments	46	(16)	44	(11)

Comprehensive loss	$(1,394)	$(2,211)	$(2,728)	$(5,370)

3.    Loss Per Share of Common Stock

Basic loss per common share was calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Since the Company recorded losses for all periods presented, all potentially dilutive securities have been excluded from the calculation of diluted loss per share and basic and diluted loss per share are the same.

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

5.    Recent Accounting Pronouncements

Effective August 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. Major provisions of these statements and their effective dates are as follows:

•	intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights and are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

•	effective August 1, 2002, all previously recorded goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

•	effective August 1, 2002, all previously recorded goodwill and intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator; and

•	all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company amortized goodwill and intangible assets until July 31, 2002. Beginning August 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company completed a traditional fair value based impairment test of goodwill as of January 31, 2003. There were no impairment losses resulting from the transitional fair value test.

Intangible assets consist of the following:

	January 31, 2003		July 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Courseware and licenses	$5,547	$(4,621)	$5,286	$(4,351)
Intangible assets not subject to amortization:
Goodwill	$12,251	$(5,056)	$12,251	$(5,056)

Amortization expense related to intangibles assets totaled $211 and $284 during the three and six months ended January 31, 2003 and $780 and $1,716 during the three and six months ended January 31, 2002 The aggregate estimated amortization expense for intangible assets remaining as of January 31, 2003 is as follows:

Remainder of fiscal year 2003	$82
Fiscal year 2004	257
Fiscal year 2005	173
Fiscal year 2006	56

Total	$907

Net loss and loss per share for the three months and six months ended January 31, 2003 and 2002, adjusted to exclude amortization expense, is as follows:

	Three months ended January 31,		Six months ended January 31,
	2003	2002	2003	2002
Net loss as reported	$(1,440)	$(2,195)	$(2,826)	$(5,359)
Amortization	—	616	—	1,405

Net loss as adjusted	$(1,440)	$(1,579)	$(2,826)	$(3,954)

Basic and diluted earnings per share as reported	$(0.06)	$(0.09)	$(0.11)	$(0.22)
Amortization	—	0.02	—	0.05

Basic and diluted earnings per share as adjusted	$(0.06)	$(0.07)	$(0.11)	$(0.17)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements, including those factors discussed under “Additional Factors That May Affect Results Of Operations and Market Price Of Stock” on Page 10. These forward-looking statements represent the Company’s judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements. For the purposes of this Form 10-Q, “we” and “our” refers to the Company.

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

DEVELOPMENT OF BUSINESS

ProsoftTraining was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Overhead costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and educational services to the technology training industry and building its propriety certification programs. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero.

RESULTS OF OPERATIONS

Revenues

Total revenues were $2.84 million in the three months ended January 31, 2003, compared with $4.41 million in the three months ended January 31, 2002, a decrease of $1.57 million. Total revenues decreased to $6.56 million in the six months ended January 31, 2003 from $9.02 million in the six months ended January 31, 2002, a decrease of $2.46 million. The decline in total revenues was driven by weakness in corporate training budgets that resulted in sharply reduced purchases of our training products, certifications and services by our learning center customers. In addition, the budgets of our academic customers continued to be constrained during the periods, resulting in reduced sales to that channel as well.

Costs of Revenues

Costs of revenues decreased $0.92 million, or 42%, compared with the year-ago quarter, and decreased $1.65 million, or 37%, compared with the year-ago six-month period. This decrease is due primarily to the decrease in revenues. As a percentage of revenue, gross profit, defined as total revenues less costs of revenues, increased to 56% from 51% in the year-ago quarter and to 57% from 50% in the year-ago six-month period. The increase in gross profit percentage was largely due to cost reduction measures implemented over the past year, primarily in the services operation.

Content Development

Content development expenses decreased $0.15 million, or 26%, compared with the year-ago quarter and decreased $0.11 million, or 10%, compared with the year-ago six month period. The decrease in content development expenses was attributable to reduced salary expenses and the suspension of the XML conversion of our content library.

Sales and Marketing

Sales and marketing expenses decreased $0.69 million, or 44%, compared with the year-ago quarter, and decreased $0.95 million, or 30%, compared with the year-ago six month period. The decrease was attributable to lower revenues and associated sales commissions and a decrease in the number of sales employees.

General and Administrative

General and administrative expenses were $1.38 million for the current quarter compared with $1.37 for the year-ago quarter. The current quarter included a non-cash charge of $0.11 million associated with the disposal of fixed assets in our Austin, Texas office. During the quarter ended January 31, 2003, the Company relocated its headquarters from Austin to Phoenix, Arizona. General and administrative expenses decreased $0.35 million, or 11%, for the six months ended January 31, 2003, compared with the year-ago six-month period. The decrease was attributable to lower personnel costs and other cost reduction measures implemented over the past year.

Depreciation and Amortization

Depreciation and amortization expenses decreased $0.60 million, or 68%, compared with the year-ago quarter and decreased $1.27 million, or 72%, compared with the year-ago six-month period. The decrease was attributable to no goodwill amortization expense due to the adoption of SFAS 142.

Restructuring Charge

A restructuring charge of $0.76 million was recorded in the three months ended October 31, 2001. The restructuring charge resulted from a workforce reduction and consisted of severance and other employee-related costs of $0.73 million and other costs of $0.03 million.

Interest Income and Interest Expense

Interest expense was $0.07 million for the three month ended January 31, 2003 and 2002 and $0.14 million for the six month period ended January 31, 2003, compared to $0.09 million for year-ago six-month period. The increase in interest expense was attributable to the issuance of a $2.50 million Subordinated Secured Convertible Note in the first quarter of fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.91 million in the six months ended January 31, 2003, compared with $1.66 million for the six months ended January 31, 2002, an increase of $0.25 million. Cash used in operating activities of $1.91 million for the six months ended January 31, 2003 was primarily a result of our net loss adjusted for non-cash charges.

Net cash used in investing activities was $0.05 million for the six months ended January 31, 2003, compared with $0.44 million in the same year-ago period. The decrease in cash used in investing activities of $0.39 million was primarily due to a decrease in capital and courseware and licenses expenditures.

Net cash used in financing activities was $0.03 million in the six months ended January 31, 2002, compared with cash provided by financing activities of $2.60 million in the same year-ago period. Cash provided by financing activities in the six months ended January 31, 2002 was due to the issuance of the $2.50 million Subordinated Secured Convertible Note in October 2001.

In November 1998, we entered into an Accounts Receivable Line of Credit agreement with a bank whereby up to 80% of the accounts receivable can be advanced, up to $3.5 million. We have not borrowed under this line of credit.

Management believes, based on current operations, that cash on hand will be sufficient to meet our cash requirements only until approximately the end of the fourth quarter of fiscal year 2003. In view of current operations and cash on hand, we will need to take one or more of the following actions in the very near term in order to continue our operations: (i) further reduce operating expenses, (ii) raise additional capital, or (iii) sell some or all of our assets. No assurances can be given that we will be successful in taking any of these actions in the near future to meet our liquidity requirements. Failure to take such action in a timely manner will place us in significant financial jeopardy and could result in us seeking bankruptcy protection.

The following summarizes our contractual cash obligations as of January 31, 2003 (in millions):

	Payments Due for the Periods ending January 31,
	2004	2005	2006	2007	Total
Long term debt	$—	$—	$—	$4.03	$4.03
Capital lease obligations	0.07	0.06	0.04	0.00	0.17
Operating leases	0.46	0.33	0.30	0.07	1.16

Total contractual cash obligations	$0.53	$0.39	$0.34	$4.10	$5.36

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

RISK TO CONTINUED OPERATIONS

We are operating with very limited cash resources. We cannot maintain our current level of operating losses and remain a continuing operation given our current cash on hand. We must further reduce our operating losses in the near term, obtain additional funds, or do both to remain in operation. We could reduce operating losses by significantly reducing our staff, provided such actions do not cause revenue to decline greater than we expect as a result of such actions. We could obtain additional funds by raising additional capital or selling some or all of our assets or operations. The sale of some or all of our assets is subject to approval by the holder of our long-term debt, since those assets secure the debt. There can be no assurance that we will be successful in taking any of these actions nor that these actions will result in the Company continuing its operations. In the event we choose to obtain additional funding, there can be no assurance that we will be able to obtain funds on terms acceptable to us, if at all.

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

POTENTIAL DELISTING FROM THE NASDAQ STOCK MARKET

On October 7, 2002, the trading of our Common Stock was transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market as a result of our failure to satisfy the minimum $1.00 bid price per share requirement set forth in the Nasdaq Market Place Rules. However, in order to remain on the Nasdaq SmallCap Market, the Company must satisfy the $1.00 bid price requirement, which we have not done to date. On November 21, 2002, Nasdaq notified us that we have until May 19, 2003 to regain compliance by having a closing bid price of our Common Stock of sat least $1.00 for a minimum of ten consecutive days. If we do not comply by May 19, 2003, Nasdaq has indicated it will provide written notification that our securities will be delisted from Nasdaq. If Nasdaq delists our Common Stock, then our Common Stock may be traded on the OTC Bulletin Board or the “pink sheets,” or may be not traded at all. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq National Market, which could make our effort to raise capital more difficult. OCT Bulletin Board and “pink sheets” stock are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of the investors in our Common Stock could have adverse consequences on our stockholders either because of reduced market prices or lack of a regular, active trading market for our Common Stock.

POSSIBILITY OF CONTINUING LOSSES

We have incurred losses of approximately $100 million from our inception through January 31, 2003. Our ability to generate revenue growth in the future is subject to uncertainty. In order to achieve profitability, we must increase our revenues and significantly reduce operating expenses. There can be no assurance that we will be able to increase revenues, manage expenses or achieve profitability.

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

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company’s Annual Meeting of Stockholders was held on February 7, 2003. At the Annual Meeting, the following director was elected to serve as Class III director for a three-year term and until his respective successor is elected and qualified.

	Votes For	Votes Withheld
Dr. Edward Walsh	19,210,439	237,191

ITEM 5.     OTHER INFORMATION

We are not in compliance with the Nasdaq Market Place Rules for continued listing on the Nasdaq SmallCap Market. We have until May 19, 2003 to regain compliance by having a closing bid price of our Common Stock of at least $1.00 for a minimum of ten consecutive trading days. If we do not comply by May 19, 2003, Nasdaq has indicated it will provide written notification that our Common Stock will be delisted from Nasdaq for failure to satisfy the Nasdaq Market Place Rules.

On December 9, 2002, the Company issued a press release reporting (i) the resignation of its Chairman and Chief Executive Officer and another director and (ii) the appointment of its President as the new Chief Executive Officer and to the Board of Directors.

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

Dated: March 17, 2003

/s/ ROBERT G. GWIN
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

Date: March 17, 2003

/s/ Robert G. Gwin

Chief Executive and Financial Officer