Form 10-Q
period 2003-04-30
PROSOFTTRAINING COM
filed 2003-06-10
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended April 30, 2003

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

Common Stock, Par Value $.001 Per Share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the registrants’ common stock, $.001 par value, outstanding as of June 6, 2003 was 24,221,326 shares.

PROSOFTTRAINING

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Revenues:
Content	$2,023	$3,538	$7,235	$10,380
Certification	663	924	1,936	2,768
Services	10	104	85	434

Total revenues	2,696	4,566	9,256	13,582

Costs and expenses:
Costs of revenues	966	2,610	3,802	7,091
Content development	293	512	1,250	1,577
Sales and marketing	616	1,548	2,806	4,686
General and administrative	592	1,433	2,986	4,545
Depreciation and amortization	165	861	666	2,631
Gain on settlement of liability	(370)	—	—	—
Impairment of goodwill	—	22,500	—	22,500
Write-down of courseware and licenses	—	1,452	—	1,452
Special charge	—	—	—	762

Total costs and expenses	2,262	30,916	11,510	45,244

Income (loss) from operations	434	(26,350)	(2,254)	(31,662)
Interest income	—	12	5	54
Interest expense	(73)	(68)	(216)	(157)

Income (loss) before income taxes	361	(26,406)	(2,465)	(31,765)
Deferred income tax expense	—	(925)	—	(925)

Net income (loss)	$361	$(27,331)	$(2,465)	$(32,690)

Net income (loss) per share: basic and diluted	$0.01	$(1.13)	$(0.10)	$(1.36)

Weighted average shares outstanding:
Basic	24,209	24,158	24,203	23,958

Diluted	24,695	24,158	24,203	23,958

See accompanying notes.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2003	July 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,625	$3,526
Accounts receivable, less allowances of $496 and $478	956	1,995
Prepaid expenses and other current assets	237	379

Total current assets	2,818	5,900
Property and equipment, net	565	1,166
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Courseware and licenses, net of accumulated amortization of $4,756 and $4,302	562	981
Other assets	179	315

Total assets	$10,869	$15,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$1,078	$2,239
Accrued expenses	1,206	2,266
Current portion of capital lease obligations	39	59
Other	375	151

Total current liabilities	2,698	4,715
Long-term debt	2,899	2,698
Obligations under capital leases, net of current portion	97	118

Total liabilities	5,694	7,531

Stockholders’ equity:

Common shares, par value $.001 per share; authorized shares: 75,000,000; issued: 24,221,326 shares and 24,209,326 shares	24	24
Additional paid-in capital	104,422	104,421
Accumulated deficit	(99,317)	(96,853)
Accumulated other comprehensive income	121	59
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	5,175	7,576

Total liabilities and stockholders’ equity	$10,869	$15,107

See accompanying notes.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2003	2002
Operating activities:
Net loss	$(2,465)	$(32,690)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	946	3,557
Gain on settlement of liability	(370)	—
Non-cash interest	201	—
Write-down of goodwill, courseware and licenses	—	23,952
Loss on the disposal of fixed assets	113	14
Deferred income taxes	—	925
Special charge	—	175
Changes in operating assets and liabilities:
Accounts receivable, net	928	1,585
Prepaid expenses and other current assets	297	252
Accounts payable	(1,185)	(410)
Accrued expenses	(571)	274
Other	230	157

Net cash used in operating activities	(1,876)	(2,209)

Investing activities:
Purchase of property and equipment	(14)	(196)
Courseware and license purchases	(35)	(317)

Net cash used in investing activities	(49)	(513)

Financing activities:
Issuance of long-term debt	—	2,500
Issuance of common stock	2	208
Principal payments on capital leases	(40)	(81)
Other	—	(38)

Net cash (used in) provided by financing activities	(38)	2,589

Effects of exchange rate changes on cash	63	30

Net decrease in cash and cash equivalents	(1,900)	(103)
Cash and cash equivalents at the beginning of period	3,525	5,136

Cash and cash equivalents at the end of period	$1,625	$5,033

Supplementary disclosure of cash paid during the period for:
Interest	$15	$22

Income taxes	$—	$—

Non-cash financing activities:
Common stock issued under separation agreements	$—	$175

See accompanying notes.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. General

These interim consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for the nine-month period ended April 30, 2003, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2003. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Comprehensive Income

The components of comprehensive income for the three and nine months ended April 30, 2003 and 2002 are as follows:

	Three months ended April 30		Nine months ended April 30
	2003	2002	2003	2002
Net income (loss)	$361	$(27,331)	$(2,465)	$(32,690)
Other comprehensive income (loss):
Foreign currency translation adjustments	26	19	63	8

Comprehensive income (loss)	$387	$(27,312)	$(2,402)	$(32,682)

3. Income (Loss) Per Share of Common Stock

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

The following represents a reconciliation of weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2003	2002	2003	2002
Weighted-average shares outstanding—basic	24,209	24,158	24,203	23,958
Common shares equivalents:
Stock options	148	—	—	—
Warrants	338	—	—	—

Weighted-average shares outstanding—diluted	24,695	24,158	24,203	23,958

4. Long-Lived Assets

Long-lived assets, such as property and equipment, goodwill and courseware and licenses, are reviewed for impairment annually or when changes in circumstances indicate that the carrying amount may not be recoverable.

The Company amortized goodwill and intangible assets until July 31, 2002. Beginning August 1, 2002, goodwill amortization was no longer recognized, but is assessed for impairment annually and upon the occurrence of an event that indicates impairment may have occurred.

Intangible assets consist of the following:

	April 30, 2003		July 31, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Courseware and licenses	$5,318	$(4,756)	$5,283	$(4,302)
Intangible assets not subject to amortization:
Goodwill	$12,251	$(5,506)	$12,251	$(5,506)

Amortization expense related to intangible assets totaled $134 and $418 during the three and nine months ended April 30, 2003 and $1,283 and $2,999 during the three and nine months ended April 30, 2002. The aggregate estimated amortization expense for intangible assets remaining as of April 30, 2003 is as follows:

Remainder of fiscal year 2003	$76
Fiscal year 2004	257
Fiscal year 2005	229

Total	$562

Net income (loss) and income (loss) per share for the three months and nine months ended April 30, 2003 and 2002, adjusted to exclude goodwill amortization expense, is as follows:

	Three months ended April 30		Nine months ended April 30
	2003	2002	2003	2002
Net income (loss) as reported	$361	$(27,331)	$(2,465)	$(32,690)
Amortization	—	616	—	2,022

Net income (loss) as adjusted	$361	$(26,715)	$(2,465)	$(30,668)

Basic and diluted earnings (loss) per share as reported	$0.01	$(1.13)	$(0.10)	$(1.36)
Amortization	—	0.03	—	0.08

Basic and diluted earnings (loss) per share as adjusted	$0.01	$(1.10)	$(0.10)	$(1.28)

5. Stock Based Compensation

The Company follows the accounting treatment prescribed by APB Opinion No. 25 in accounting for stock options issued to its employees and directors. Accordingly, no compensation expense was recognized in connection with the grant of options during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	For the three months ended April 30,		For the nine months ended April 30,
	2003	2002	2003	2002
Net income (loss) as reported	$361	$(27,331)	$(2,465)	$(32,690)
Deduct: Total stock-based employee compensation under fair value based method	$802	$1,004	$2,407	$3,012

Pro Forma	$(441)	$(28,335)	$(4,872)	$(35,702)

Net income (loss) per share - basic and diluted
As reported	$0.01	$(1.13)	$(0.10)	$(1.36)

Pro forma	$(0.02)	$(1.17)	$(0.20)	$(1.49)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, future profitability, and factors affecting liquidity. A number of important factors could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements, including those factors discussed under “Additional Factors That May Affect Results Of Operations and Market Price Of Stock” on Page 11. These forward-looking statements represent the Company’s judgment as of the date of the filing of this Form 10-Q. The Company disclaims any intent or obligation to update these forward-looking statements. For the purposes of this Form 10-Q, “we” and “our” refers to the Company.

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

RESULTS OF OPERATIONS

Revenues

Total revenues were $2.70 million in the three months ended April 30, 2003, compared with $4.57 million in the three months ended April 30, 2002, a decrease of $1.87 million. Total revenues decreased to $9.26 million in the nine months ended April 30, 2003 from $13.58 million in the nine months ended April 30, 2002, a decrease of $4.32 million, or 32 percent. The decline in total revenues was driven by continued weakness in corporate training budgets that resulted in sharply reduced purchases of our training products, certifications and services by our learning center customers. In addition, the budgets of our academic customers continued to be constrained during the periods, resulting in reduced sales to that channel as well.

Costs of Revenues

Costs of revenues decreased $1.64 million, or 63 percent, compared with the year-ago quarter, and decreased $3.29 million, or 46 percent, compared with the year-ago nine-month period. This decrease is due primarily to the decrease in revenues. As a percentage of revenue, gross profit, defined as total revenues less costs of revenues, increased to 64 percent from 43 percent in the year-ago quarter and to 59 percent from 48 percent in the year-ago nine-month period. The increase in gross profit percentage was largely due to cost reduction measures implemented over the past year.

Content Development

Content development expenses decreased $0.22 million, or 43 percent, compared with the year-ago quarter and decreased $0.33 million, or 21 percent, compared with the year-ago nine-month period. The decrease in content development expenses was attributable to reduced salary expenses and the suspension of the XML conversion of our content library.

Sales and Marketing

Sales and marketing expenses decreased $0.92 million, or 60 percent, compared with the year-ago quarter, and decreased $1.88 million, or 40 percent, compared with the year-ago nine-month period. The decrease was attributable to lower revenues and associated sales commissions and a decrease in the number of sales employees.

General and Administrative

General and administrative expenses were $0.59 million for the current quarter compared with $1.43 for the year-ago quarter, a decrease of $0.84 million or 59 percent, and decreased $1.56 million, or 34 percent, for the nine months ended April 30, 2003, compared with the year-ago nine-month period. The current quarter included reductions to the allowance of doubtful accounts for $0.16 million due to improved collection efforts and a reduction of professional fees and services of $0.20 million. The balance of the decrease was attributable to the Company’s ongoing workforce reduction program, salary reductions for senior executives and other cost reduction measures implemented during the current fiscal year. The decrease in general and administrative expenses for the nine months ended April 30, 2003 is attributed to the Company’s workforce reduction program and other cost reduction measures implemented during the current fiscal year, offset by a non-cash charge of $0.11 million associated with the disposal of fixed assets in our Austin, Texas office. During the quarter ended January 31, 2003, the Company relocated its headquarters from Austin to Phoenix, Arizona.

Depreciation and Amortization

Depreciation and amortization expenses decreased $0.70 million, or 81 percent, compared with the year-ago quarter and decreased $1.97 million, or 75 percent, compared with the year-ago nine-month period. The decrease was attributable to no goodwill amortization expense due to the adoption of SFAS 142.

Gain on Settlement of Liability

During the quarter ended April 30, 2003, the Company settled a $0.50 million liability for $0.13 million. The liability was related to a courseware license that was written-off in the quarter ended April 30, 2002.

Impairment of Goodwill

During the quarter ended April 30, 2002, a $22.50 million charge for asset impairment due to the write-down of goodwill was recorded. It was our belief, and that of most companies in our industry, that there would be a favorable economic turn around in our industry in the calendar year 2002. As 2002 progressed, we realized that a favorable turn around would not occur, and in our third quarter of fiscal year 2002, we determined that the carrying value of goodwill was not supported by estimated future cash flow. The write-down to fair value was determined utilizing the discounted cash flow method.

Write-down of Courseware and Licenses

During the quarter ended April 30, 2002, we recorded a $1.45 million loss for the write-down of courseware and licenses. Of this amount, $0.98 million was associated with the write-down of self-study courseware and $0.47 million was associated with a long-term license. The write-down was triggered by events described above in the Impairment of Goodwill paragraph and we determined that the carrying value was no longer supported by estimated future cash flows.

Special Charge

A charge of $0.76 million was recorded in the three months ended October 31, 2001. The charge consisted of $0.73 million related to the termination of 28 employees for severance pay, payroll taxes associated with that pay and future fringe benefit cost associated with those 28 employees. In addition, $0.03 million of the charge was lease termination costs, primarily for computer equipment used by the terminated employees that could not be deployed elsewhere in the Company.

Interest Income and Interest Expense

Interest expense was $0.07 million for the three months ended April 30, 2003 and 2002 and $0.22 million for the nine-month period ended April 30, 2003, compared to $0.16 million for year-ago nine-month period. The increase in interest expense was attributable to the issuance of a $2.50 million Subordinated Secured Convertible Note in the first quarter of fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.88 million in the nine months ended April 30, 2003, compared with $2.21 million for the nine months ended April 30, 2002, a decrease of $0.33 million. Cash used in operating activities of $1.88 million for the nine months ended April 30, 2003 was primarily a result of our net loss adjusted for non-cash charges of $1.58 million and an unfavorable change in net operating assets and liabilities of $0.30 million.

Net cash used in investing activities was $0.05 million for the nine months ended April 30, 2003, compared with $0.51 million in the same year-ago period. The decrease in cash used in investing activities of $0.46 million was primarily due to a decrease in capital and courseware and licenses expenditures.

Net cash used in financing activities was $0.04 million in the nine months ended April 30, 2003, compared with cash provided by financing activities of $2.59 million in the same year-ago period. Cash provided by financing activities in the nine months ended April 30, 2002 was due to the issuance of the $2.50 million Subordinated Secured Convertible Note in October 2001.

In November 1998, we entered into an Accounts Receivable Line of Credit agreement with a bank whereby up to 80% of the accounts receivable can be advanced, up to $3.5 million. We have not borrowed under this line of credit.

Management believes, based on current operations, that cash on hand will be sufficient to meet our cash requirements until approximately the end of the third quarter of fiscal year 2004. In view of current operations and cash on hand, we will need to take one or more of the following actions in order to continue our operations beyond that point: (i) further reduce operating expenses, (ii) raise additional capital, or (iii) sell some or all of our assets. No assurances can be given that we will be successful in taking any of these actions in the future to meet our liquidity requirements. Failure to take such action in a timely manner or to be successful in pursuing such actions would place us in significant financial jeopardy.

The following summarizes our contractual cash obligations as of April 30, 2003 (in millions):

	Payments Due for the Periods Ending April 30,
	2004	2005	2006	2007	Total
Long term debt	$—	$—	$—	$4.03	$4.03
Capital lease obligations	0.07	0.06	0.03	0.00	0.16
Operating leases	0.46	0.29	0.29	0.00	1.04

Total contractual cash obligations	$0.53	$0.35	$0.32	$4.03	$5.23

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are as follows:

Revenue recognition

The Company derives revenue from three primary sources; content, certification and services. Content revenue is derived from the sale of books or licensing of our training materials for reproduction or repurposing, or under OEM arrangements. Content revenue is recognized when the products are shipped. Certification revenue includes testing fees from administration of our certification tests and annual fees received from CIW Authorized Training Providers (“CIW ATP”). Testing fees are recognized when the tests are administered and CIW ATP fees are recognized when the funds are received or, if the Company has a continuing obligation to the CIW ATP, revenue is recognized over the period of the obligation. Services revenue includes training services and is recognized when the services are provided.

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

RISK TO CONTINUED OPERATIONS

We are operating with very limited cash resources. We cannot maintain our recent level of operating losses and remain a continuing operation given our current cash on hand. We must further reduce our operating losses in the near term, obtain additional funds, or do both to remain in operation. We could reduce operating losses by reducing our staff, provided such action does not cause revenue to decline greater than we expect as a result of such action. We could obtain additional funds by raising additional capital or selling some or all of our assets or operations. The sale of some or all of our assets is subject to approval by the holder of our long-term debt, since those assets secure the debt. There can be no assurance that we will be successful in taking any of these actions nor that these actions will result in the Company continuing its operations. In the event we choose to obtain additional funding, there can be no assurance that we will be able to obtain funds on terms acceptable to us, if at all.

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

UNCERTAINTY OF FUTURE FUNDING

Should we need to raise additional funds, we cannot be certain that we will be able to obtain them on terms satisfactory to us, if at all. If we are unable to raise additional funds on terms satisfactory to us we will be forced to either raise funds on terms that we would not otherwise accept, pursue the alternatives noted under “Risk to Continued Operations,” or seek bankruptcy protection.

POTENTIAL DELISTING FROM THE NASDAQ STOCK MARKET

On October 7, 2002, the trading of our Common Stock was transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market as a result of our failure to satisfy the minimum $1.00 bid price per share requirement set forth in the Nasdaq Market Place Rules. However, in order to remain on the Nasdaq SmallCap Market, the Company must satisfy the $1.00 bid price requirement, which we have not done to date. On November 21, 2002, Nasdaq notified us that we had until May 19, 2003 to regain compliance by having a closing bid price of our Common Stock of at least $1.00 for a minimum of ten consecutive days. On March 11, 2003, the SEC declared effective Nasdaq’s rule which extends compliance periods by an additional 90 days for issuers meeting certain more stringent financial criteria. On May 20, 2003, Nasdaq notified us that we had qualified for the additional grace period and now have until August 18, 2003 to regain compliance. If we do not comply by August 18, 2003, Nasdaq has indicated it will provide written notification that our securities will be delisted from the Nasdaq SmallCap Market. If Nasdaq delists our Common Stock, then our Common Stock may be traded on the OTC Bulletin Board or the “pink sheets,” or may be not traded at all. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Markets, which could make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheets” stocks are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of the investors in our Common Stock could have adverse consequences on our stockholders, either because of reduced market prices or lack of a regular, active trading market for our Common Stock.

POSSIBILITY OF CONTINUING LOSSES

We have incurred losses of approximately $99 million from our inception through April 30, 2003. Our ability to generate revenue growth in the future is subject to uncertainty. In order to achieve continued profitability, we must increase our revenues and/or reduce operating expenses. There can be no assurance that we will be able to increase revenues, manage expenses or achieve continued profitability.

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

NEED TO RESPOND TO RAPID TECHNOLOGICAL CHANGES

In our industry, technology advances rapidly and industry standards continue to evolve. To remain competitive and achieve profitability, we must continually enhance our existing products and services and promptly introduce new products, services, and technologies to meet the changing demands of our customers. The failure to respond to technological changes quickly would adversely affect our financial performance.

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

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION

We are not in compliance with the Nasdaq Market Place Rules for continued listing on the Nasdaq SmallCap Market. We have until August 18, 2003 to regain compliance by having a closing bid price of our Common Stock of at least $1.00 for a minimum of ten consecutive trading days. If we do not comply by August 18, 2003, Nasdaq has indicated it will provide written notification that our Common Stock will be delisted from Nasdaq for failure to satisfy the Nasdaq Market Place Rules.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

11.0	Statement re Earnings Per Share Computation

99.1	Certification of Chief Executive and Financial Officer

b) Reports on Form 8-K

A Current Report on Form 8-K dated May 16, 2003, was filed with the Securities and Exchange Commission announcing its financial results for its third quarter ended April 30, 2003. The information in this report was furnished pursuant to Item 12 under Item 9 for Form 8-K as directed by the Commission in Release No. 34-47583.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSOFTTRAINING

Dated: June 10, 2003	/s/ ROBERT G. GWIN
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

Date: June 10, 2003

/s/ ROBERT G. GWIN

Chief Executive and Financial Officer