Form 10-K
period 2003-07-31
PROSOFTTRAINING COM
filed 2003-10-29
CIK 1018693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2003

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

Common Stock, Par Value $.001 Per Share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ☒  NO ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). YES ☐  NO ☒

The aggregate market value of common stock held by non-affiliates (excludes outstanding shares beneficially owned by directors and officers) as of October 24, 2003, was approximately $10.4 million. As of such date 24,209,414 shares of common stock, $.001 per value, were outstanding.

Part III is incorporated by reference from the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2003.

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

ITEM 1.    BUSINESS

Organization History

ProsoftTraining (the “Company” or “Prosoft” or “we” or “our”) is incorporated under the laws of the State of Nevada. Beginning in February 1995, the Company’s business was operated as a sole proprietorship (the “Proprietorship”). In December 1995, Pro-Soft Development Corp., a California corporation (“Old ProSoft”), was incorporated and acquired the business from the Proprietorship effective January 1, 1996. In March 1996, the Company entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Old ProSoft and the Old ProSoft shareholders. Under the terms of the Reorganization Agreement, Old ProSoft shareholders received one share of Common Stock of the Company in exchange for each of their shares of Old ProSoft, and Old ProSoft became a wholly owned subsidiary of the Company (the “Reorganization”). As part of the Reorganization, all of the executive officers and directors of the Company resigned and the executive officers and directors of Old ProSoft became the executive officers and directors of the Company and the Company changed its name from Tel-Fed, Inc. to ProSoft Development, Inc. The Company changed its name to Prosoft I-Net Solutions, Inc. in October 1996, to ProsoftTraining.com. in December 1998, and to ProsoftTraining in July 2001.

Business Segments

Content Development and Distribution

Prosoft develops content for, and distributes one of the largest libraries of, Information and Communications Technology (“ICT”) curriculum in the world. Content revenue is derived from the sale of course materials in the form of books, CD-ROMs, self-study kits, assessment products, Internet-based course books, royalties and content licenses. The Company derives the majority of its content revenue from the sales of course books and related materials. Content licenses represent a minor portion of the Company’s revenue and are sold either on a fee-per-use basis or for a one-time fee.

The Company’s content is focused on education and training for job-role and vendor-specific certifications. Other products offered by Prosoft assist in developing proficiency in specific computer programs, programming languages or operating systems. As of July 2003, the Company’s library consisted of approximately 800 unique course titles covering software and hardware products, programming, and certification programs such as Microsoft, Oracle, Linux, A+, Network+, Cisco, Sun and the Company’s proprietary certification programs including CIW, CCNT, and Convergent Technologies Professional (“CTP”). Many of these titles are produced in multiple learning modalities such as instructor-led training (“ILT”), web-based training (“WBT”), computer-based training (“CBT”), and assessment. These products are also sold combined into a “blended learning” offering called Classroom-in-a-Box.

Content Distribution

Through its ComputerPREP division, Prosoft has built a worldwide distribution network with a wide range of customers including academic institutions, commercial training centers, corporations, and individuals. The Company provides products to a diverse client list that includes entities such as the University of Phoenix, New Horizons, CompUSA, American Express, IBM, Lockheed Martin, Time Warner Cable, the Federal Aviation Administration (FAA), the United States Department of Agriculture (USDA), NETg, SBC Communications, Siemens, Avaya and a broad variety of community colleges, technical colleges and high schools. The learning center channel represented approximately 44 percent of Prosoft’s fiscal year 2003 content revenues, followed by 33 percent for the academic channel and 21 percent for corporate customers.

ComputerPREP also manages an authorized channel of over 750 CIW Authorized Training Providers (“ATP”) and Authorized Academic Partners (“AAP”) worldwide. Commercial channel partners generally pay a small membership fee for the rights to sell and teach Official Curriculum while academic channel partners usually agree to place a minimum courseware order when joining the authorized channel program.

ComputerPREP seeks to establish a competitive advantage by distributing in-house developed education solutions for IT job certifications such as CIW, A+, MOS and Network+. ComputerPREP proprietary curriculum provides a comprehensive ILT solution that includes innovative features, integrates classroom and Web-based learning, and appeals to a wide variety of learners. ComputerPREP classroom materials for A+, Network+ and Linux+ have earned the CompTIA Authorized Quality Curriculum seal of approval. This third-party review, conducted by ProCert Labs, states that it “highly recommends” the curriculum to ICT educators and learners.

ComputerPREP offers academic versions of all of its major products and has pursued a focused initiative to increase revenue from the academic channel. Its education solutions include a classroom-based assessment that allows teachers to control questions and monitor scores. Academic products also include syllabi, extra labs, WebCT cartridges, Blackboard e-packs and other teaching aids that meet the needs of this channel. All of these features can be purchased in a single product package called Classroom-in-a-Box.

Prosoft has reached agreement with seven states for the endorsement and implementation of the CIW program in their education systems. These arrangements position the Company to provide states, school districts and workforce development agencies with education solutions designed to integrate an industry-standard certification into statewide curricula. The Company believes it is uniquely positioned to meet the needs of this growing market.

The Company distributes its content broadly outside the United States. The majority of the Company’s content revenues are from the United States and Canada (87 percent), followed by EMEA (10 percent). Prosoft distributes its content and maintains a direct sales presence in the Europe, Middle East and Africa (“EMEA”) region through its ProsoftTraining Europe Ltd. wholly owned subsidiary, based in Limerick, Ireland. The Company’s wholly owned subsidiary ProsoftTraining Hong Kong Ltd. (“PHK”), based in Hong Kong, expands its reach, develops partnerships, combats piracy of its products, and seeks endorsements in the rapidly growing Asia-Pacific region. Prosoft also distributes content through a formal partnership in Japan.

Content Development

The Company has built a sizable library of proprietary content through a disciplined internal development process. Prosoft has a content development team responsible for new product development and regular updates of existing titles in its library. The team is comprised of course directors, project managers, editors, publishers, and subject matter experts.

Prosoft develops content using its Proprietary Content Architecture (“PCA”). All proprietary content has been developed using PCA. This modular architecture allows Prosoft to create comprehensive products for instructors and students in both the learning center and academic channels from a single set of underlying content. The Company has developed and owns content for all of its major product lines including CIW, A+, MOS, Network+, Linux+, CTP and CCNT. The Company believes its commitment to frequently update its content to reflect the most recent technology, evolving industry standards and “best practices” provides a competitive advantage. This commitment helps ensure our core products remain relevant and continue to meet the needs of our customers.

Certification Development, Ownership and Management

The Company owns and manages two proprietary job-role certifications, CIW and CCNT, and has developed and manages the CTP program for the Telecommunications Industry Association (“TIA”). Prosoft develops certification exams and provides candidates with access to these exams through commercial testing sites in the Prometric and VUE networks, each of which has testing affiliates in over 100 countries. These are the same testing services used by other leading certification providers such as Novell, Microsoft and Cisco. As the owner and manager of the certification programs, the Company also creates official preparatory courseware and manages an authorized channel of official training centers.

The Company develops certification exams that validate a level of knowledge related to a set of skills or topics. The CIW program focuses on job-role certification for Web, networking and security technologies, while the CCNT program targets basic data communications, basic telecommunications and telephony. The exams are published electronically through the testing provider network and cost the candidate between $65 and $175 in the United States. Entry-level certifications generally require a single exam, while professional-level certifications typically require between three and seven exams. Our certification programs have received the support and endorsement of non-profit, widely recognized organizations that have important visibility and credibility among policy makers, academic institutions and industry.

The Company’s certification revenues primarily consist of student testing fees (91 percent of fiscal year 2003 certification revenues) and fees paid by institutions for participation in the Company’s authorized programs (9 percent of fiscal year 2003 certification revenues). The Company believes it has certification growth potential due to the integration of certifications into academic curricula, the continuing shortage of ICT skills in today’s workforce, and the increasing recognition of portable vendor-neutral job-role certifications.

We also provide certification management services to organizations and associations that want to develop and promote their own ICT certifications Through its successful creation and development of the CIW and CCNT certification programs, the Company proved its ability to develop certifications, develop supporting content to provide education in support of those certifications, establish and develop proprietary distribution channels, implement testing delivery networks, build and implement certified faculty and instructor programs, and drive content demand through certification success. As a result of these successes, the Company was chosen by the Telecommunications Industry Association (“TIA”) to develop, manage and serve as the official content provider for the CTP certification program, which launched in July 2002.

CIW

Prosoft owns both the CIW certification and the Official CIW Curriculum. With over 70,000 certifications earned by September 2003, the CIW program has become one of the largest programs among the more than 350 existing ICT certifications. The CIW certification covers job roles in network administration, security, application development, programming, Web design and e-commerce. Candidates from more than 100 countries have earned a CIW certification.

The Company seeks to create more growth of CIW by promoting vendor-neutral job-role standards in workforce development and academic communities. In the United States, CIW has received support and endorsement from the National Workforce Center for Emerging Technology, along with seven statewide educational agencies.

Internationally, CIW has also received recognition or endorsement from governmental and quasi-governmental organizations. As a result of PHK’s active involvement in Australia, Hong Kong, Singapore, India, and China, numerous endorsements of CIW and CCNT have been received in those countries. The Master CIW Administrator track is endorsed by the Hong Kong Computer Society and certified by the IT Training Quality and Certification Institute of Hong Kong. The CIW certification is accredited by Singapore’s National Infocomm Competency Centre and endorsed under the Critical Infocomm Technology Resource Programme.

CCNT

In December 2000, Prosoft acquired Mastery Point Learning Systems. Mastery Point developed the CCNT certification program under the direction of the TIA to serve the needs of telephone companies and network service providers. CCNT is a vendor-neutral credential program for the convergence technology industry that validates an individual’s knowledge of basic data communications, basic telecommunications and telephony. Convergence technology is the merging of voice, video and data on a single network, integrating telecommunications and computer technologies. This six-test low-stakes program is supported by both classroom and Web-based e-learning courses. The Company’s CCNT exams and curriculum are sponsored and endorsed by the TIA. In China, Beijing Telecom delivers CCNT educational programs as part of its company-wide employee training program and is the master distributor of CCNT education and testing for all of China.

CTP

Prosoft released the first industry-sponsored convergence technology certification in July 2002. Prosoft started working with the TIA in 2001 to fulfill its members’ need for a convergence certification for the customer-premise equipment side of the telecommunications industry. The CTP Certification Advisory Council was formed in January 2002 with representatives from Cisco, Avaya, IBM, Siemens, Nortel, Mitel and First Communications to provide assistance in creating the CTP certification exam. Prosoft created Official CTP courseware and a CTP authorized training channel. Prosoft shares testing revenue from this program with the TIA. To date, CTP has been endorsed by Cisco, Avaya, Nortel, Mitel, Inter-Tel and Iwatsu as either a prerequisite to those entities’ IP telephony certifications, product certifications, or dealer network certifications.

Services

The Company effectively exited the services business in fiscal year 2002, currently has no employees or investments in the services business and does not anticipate any material services revenue in the future. This business was the primary source of revenue for the Company for the fiscal years 1998 through 2000. In fiscal year 2003, the Company earned residual services revenue related to training instructors to teach CIW and providing CIW instruction to some corporate customers, primarily in Europe.

Customers

We serve four major customer groups: commercial training centers, academic institutions, corporations and individuals.

Commercial Learning Centers.    In fiscal year 2003, 44 percent of the Company’s content revenue came from commercial learning centers. The commercial learning center channel is composed of companies that provide individuals and corporations short-format courses in a commercial setting. Course length in this channel ranges from one day to two weeks. The primary customer of our channel partners is a corporation seeking specialized training on technical topics. This channel is highly fragmented, with the largest companies responsible for a small percentage of the total market. Large chains in this channel are New Horizons, Learning Tree, and CompUSA. In fiscal year 2003 New Horizons and its franchisees accounted for nine percent of the Company’s content revenue. No other company accounted for more than five percent of content revenue.

Academic Institutions.    In fiscal year 2003, 33 percent of the Company’s content revenue came from academic institutions. The academic channel is composed of high schools, community colleges, technical and vocational schools and other degree-granting institutions. Course length in this channel is tied to academic semesters or quarters. This channel also provides “continuing education” in a format that competes directly with commercial learning centers. The academic channel is highly fragmented and no customer in this channel accounted for more than five percent of our content revenue in fiscal year 2003.

Corporations.    In fiscal year 2003, 21 percent of the Company’s content revenue came from corporate customers. Internal training departments and corporate universities represent the majority of customers in this channel. These customers typically purchase the same products as commercial learning centers. No customer in this channel accounted for more than five percent of content revenue in fiscal year 2003.

Individuals.    A small amount of content revenue is generated from sales directly to individuals. These sales generally occur through our ComputerPREP.com Web site. In addition, virtually all certification exams are sold directly to individuals. Individuals register and pay for exams through an authorized Prometric or VUE testing center. Individuals are not required to complete training courses or buy content prior to taking an exam.

Competition

Both the content and certification business segments are highly competitive, and there currently are only minor economic barriers to entry into either business. We face competition from many other companies offering training and certification services and products, including the internal training departments of corporations and publishing units of large corporations. Some of our competitors have access to greater resources and capital than are currently available to us. We compete in general ICT skills courseware with Element K, Thomson Learning and Pearson LLC, each of which has one or more subsidiaries that sells courseware. The trade association CompTIA offers i-Net+, a certification that competes directly with our CIW Associate certification. Trade associations such as the World Organization of Webmasters have released certification exams that compete with aspects of our certification programs. Individuals can and often do earn multiple certifications, and our certifications focus on the job-skills rather than product-specific curricula offered by Microsoft, Cisco and other large vendors. However, these vendors have more resources to attract candidates to their programs than do we.

Sources of Revenue

We derive our revenue primarily from two sources: content sales and certification testing.

Content Revenue.    Content revenue includes fees received from the sale of course materials such as books, CD-ROMs, Wed-based course books, assessment products and content licenses. We recognize content revenue from the sale of course books and other products when they are shipped. License revenue is recognized over the period in which we have a commitment for continuing involvement or obligation to provide services to the customer. In most cases, no such commitment exists, and revenue is recognized when content is shipped.

Certification Revenue.    Certification revenue includes fees paid by certification candidates to take our certification tests and annual fees received from our education partners including CIW and CTP ATPs. We recognize certification revenue when certification tests are administered, and partner fees over the period during which we have a commitment for continuing involvement or obligation to provide services to the partner.

The Company formally exited the services business in fiscal 2002, yet continues to earn some residual revenue in this business when it trains the instructors of learning center providers of companies that plan to conduct courses internally. We recognize services revenue when instruction or consulting services are provided.

Sales, Marketing and Customer Support

We sell and market our certification exams, content and integrated courses to students primarily through a channel of academic institutions and commercial learning centers. As of September 30, 2003, we had 24 people directly involved in sales, marketing and customer support in the United States, Asia, and Europe. Our customer service organization in Phoenix, Arizona accepts, enters and reviews domestic and EMEA courseware orders. Because many of our customers need to make last-minute adjustments or wait to order courseware until a few days before a class starts, our quick response capability is a competitive advantage.

Seasonality

Our revenue and income can vary from quarter to quarter due to seasonal and other factors. We generally experience greater revenue in the second half of our fiscal year (February through July) than in the first half of our fiscal year (August through January). In the European market, August is usually a poor month because many workers take their summer holiday at that time. In the United States, the period from Thanksgiving through New Year’s Day tends to be slow for the education and training industry. Other seasonality is due to academic market purchasing cycles, customers’ spending patterns and variations in corporate training budgets.

Trademarks and Copyrights

Copyright laws protect most of our content. We have also received or filed for trademark and service mark registration for certain of our products, tag lines and feature names. We will continue to protect our trademarks and to seek copyright registration for newly developed content, software products and any other material assets.

Employees

As of September 30, 2003, we employed 54 people worldwide.

Regulations

Most of the jurisdictions in which we operate regulate and license certain kinds of vocational, trade, technical or other post-secondary education. We believe that employer-funded or reimbursed ICT training is exempt from such requirements in most of the United States. To the extent that we participate in programs funded by government entities, we apply for licensing in the regulatory jurisdiction. If we were found to be in violation of a state’s licensing or other regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties. We are also subject to federal, state and local regulations concerning the environment, occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or our financial results.

ITEM 2.    PROPERTIES

As of September 30, 2003, the Company had entered into leases for commercial space in the following locations:

Location	Square Footage	Monthly Cost	Lease Expiration
Phoenix, Arizona	13,301	$26,846	April 2006
Eden Prairie, Minnesota	7,040	$5,283	February 2004
Limerick, Ireland	1,900	$1,472	February 2005

The Phoenix, Arizona location is our headquarters which provides a location for executive and administrative offices and serves our content development activities, sales, content publishing, IT, certification and customer service purposes. The Limerick and Eden Prairie facilities serve sales and customer service purposes.

During fiscal year 2003, we determined to close our Santa Ana, California facility, which lease expired July 31, 2003. We relocated our Human Resources and Content Development functions to our Phoenix, Arizona location.

We do not intend to renew the leased facility in Eden Prairie, Minnesota after February 2004.

ITEM 3.    LEGAL PROCEEDINGS

The Free Methodist Foundation and other related parties filed a complaint against the Company on March 11, 1999, alleging misrepresentations and failure to properly register stock sold to the Foundation. The complaint was filed in state court in Jackson County, Michigan. The lawsuit was removed to the U.S. District Court for the Eastern District of Michigan. In September 2000, the federal court found that there was no basis for the plaintiffs to seek damages and entered summary judgment in favor of Prosoft for all claims. The plaintiffs filed a motion for reconsideration, which was rejected by the court in October 2000. A notice of Appeal was filed in the Circuit Court of Appeals. The Circuit Court affirmed the decision of the Trial Court finding no liability on the part of the Company.

From time to time, we may also be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock currently trades on the NASDAQ SmallCap Market, under the trading symbol of “POSO”. Prior to October 8, 2002, the Company’s common stock traded on the NASDAQ National Market. The following table sets forth for each quarter during fiscal years 2003 and 2002 the high and low bid quotations for the common stock as reported by NASDAQ.

Quarter	Low	High
May 1, 2003—July 31, 2003	$.14	$.66
February 1, 2003—April 30, 2003	$.09	$.20
November 1, 2002—January 31, 2003	$.12	$.28
August 1, 2002—October 31, 2002	$.14	$.38
May 1, 2002—July 31, 2002	$.18	$.75
February 1, 2002—April 30, 2002	$.55	$1.60
November 1, 2001—January 31, 2002	$.38	$1.80
August 1, 2001—October 31, 2001	$.29	$1.78

On October 24, 2003, the Company had approximately 3,600 stockholders of record.

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

	Year Ended July 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$12,020	$17,922	$31,425	$19,572	$8,716
Income (loss) from operations	(2,024)	(41,372)	(4,932)	1,427	(11,201)
Net income (loss)	(2,308)	(42,459)	(4,167)	1,631	(11,607)
Net income (loss) per share:
Basic	(.10)	(1.77)	(.18)	.09	(.90)
Diluted	(.10)	(1.77)	(.18)	.08	(.90)

Consolidated Balance Sheet Data at Year End:
Total assets	$10,579	$15,107	$55,216	$58,519	$7,634
Short-term debt	54	59	121	85	919
Long-term debt	3,032	2,816	158	246	2,840
Stockholders’ equity	5,351	7,576	49,572	50,372	472

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Audited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Annual Report on Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, including our subsequent reports on Form 10-Q and 8-K, which discuss our business in greater detail.

The section entitled “Additional Factors That May Affect Results of Operations and Market Price of Stock”, set forth on page 14 in this Report, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding future results, future financing needs, changes in business strategy, competitive advantages, market growth, future profitability, and factors affecting liquidity. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. These forward-looking statements represent the Company’s judgment as of the date of the filing of this Annual Report on Form 10-K. Our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Additional Factors That May Affect Results of Operations and Market Price of Stock.” The Company disclaims any intent or obligation to update any forward-looking statement for any reason.

Development of Business

ProsoftTraining was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Overhead costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and instructional services to the technology training industry and building its proprietary certification programs. The demand for instruction services declined sharply from fiscal year 2000 to fiscal year 2002. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero and effectively exited the services business. The Company has refocused its business on offering job-role certifications and proprietary content solutions to academic institutions and adult education providers.

Results of Operations

Revenues

Total revenues for 2003 decreased 33 percent compared with 2002, to $12.02 million. The decline in total revenues was driven by continued weakness in corporate training budgets resulting in sharply reduced purchases of our courseware products by our learning center customers.

Total revenues for 2002 were $17.92 million, a decrease of 43 percent compared with 2001. The decline in total revenues was largely driven by declines in corporate training budgets resulting in sharply reduced purchases for training products and services.

Content revenues in 2003 decreased by 31 percent, or $4.20 million, compared to 2002, and decreased 40 percent, or $8.97 million, for 2002 compared with 2001. The decline in content revenues was driven by continued weakness in corporate training budgets resulting in sharply reduced purchases of our content products by our learning center customers.

Certification revenues in 2003 decreased by 33 percent to $2.60 million compared to 2002, and increased 8 percent to $3.85 million for 2002 compared with 2001. Certification revenues consist of CIW, CTP and CCNT certification exam fees and annual fees received from CIW ATP’s. The decrease in 2003 was related to continuing weakness in the technology training sector.

Services revenue in 2003 decreased by 84 percent, or $0.45 million, compared with 2002, and decreased 90 percent, or $4.80 million, for 2002 compared with 2001. The decrease in 2003 was the result of our exiting the services business during the fiscal year. The decrease in 2002 was attributable to the economic slowdown, a reduction in corporate training activities and a decrease in demand for our non-CIW services business.

Cost of Revenues

Cost of revenues in 2003 decreased $4.86 million, or 51 percent, compared with 2002. As a percentage of revenue, gross profit, defined as total revenue less costs of revenue, increased to 62 percent in 2003, from 47 percent in 2002. The decrease in cost of revenues was primarily due to the decrease in content and services revenues and cost reductions. The increase in gross profit percentage was primarily due to substantial operating cost reductions achieved through a broad restructuring of our operations and our exit from the low-margin services business.

Cost of revenues in 2002 decreased $5.00 million, or 35 percent, compared with 2001. As a percentage of revenue, gross profit decreased to 47 percent in 2002 from 54 percent in 2001. This decrease was primarily a result of lower revenue and a decrease in content selling prices resulting from competitive pressures and weakness in customer budgets.

Content Development

Content development expenses in 2003 decreased $0.69 million, or 32 percent, when compared with 2002. Content development expenses in 2002 increased $0.08 million, or 4 percent, when compared with 2001. The 2003 dollar decrease was largely the result of lower personnel costs associated with the strategic reduction in headcount implemented during the year. Content development expenses as a percentage of revenue was 12 percent in 2003 and 2002, and 7 percent in 2001. The increase in 2002 compared with 2001 was primarily due to lower revenues.

Sales and Marketing

Sales and marketing expenses decreased $2.95 million, or 46 percent, in 2003 as compared with 2002 and decreased $1.15 million, or 15 percent, in 2002 as compared with 2001. As a percent of revenue, sales and marketing expenses decreased 7 percentage points in 2003 as compared with 2002 and increased 11 percentage points in 2002 as compared with 2001. The dollar decrease in 2003 is attributable to lower sales commissions and personnel costs associated with cost reductions implemented during the year. The dollar decrease in 2002 is attributable to lower sales volume.

General and Administrative

General and administrative expenses decreased $1.56 million, or 28 percent, in 2003 as compared with 2002. General and administrative expenses decreased $2.36 million, or 29 percent, in 2002 as compared with 2001. As a percent of revenue, general and administrative expenses increased 2 percentage points in 2003 as compared with 2002 and increased 7 percentage points in 2002 as compared with 2001. The dollar decreases in 2003 and 2002 were primarily a result of ongoing workforce reductions and other cost reduction measures implemented throughout the period.

Depreciation and Amortization

Depreciation expense was $0.57 million, $0.79 million and $0.67 million for the years ended July 31, 2003, 2002 and 2001, respectively. The decrease in 2003 when compared to 2002 was primarily due to the closing of the Austin, Texas office.

Amortization expense associated with goodwill and other acquired intangibles was $0.26 million, $2.35 million and $2.94 million for the years ended July 31, 2003, 2002 and 2001, respectively. The decrease in amortization expense for 2003 when compared to 2002 and 2001 was attributable to no amortization of goodwill due to the adoption of SFAS No. 142 effective August 1, 2002.

Write-down of Courseware and Licenses

During the third quarter of fiscal year 2002, we recorded a $1.45 million loss for the write-down of courseware and licenses because the carrying value of the assets was no longer supported by estimated future cash flows. Of this amount, $0.98 million was associated with the write-down of self-study courseware and $0.47 was associated with the write-down of a long-term license.

Impairment of Goodwill

As a result of the continuing difficult economic climate in corporate training, low revenues and operating losses, we recorded $30.30 million of asset impairment due to the write-down of goodwill during fiscal year 2002. The carrying value of goodwill was not supported by estimated future cash flow. The write-down to fair value was determined utilizing the discounted cash flow method.

Special (Credit) Charges

During fiscal year 2003, we recorded a $0.37 million special credit, which had an approximate $.02 earnings per diluted share impact to our results. The 2003 credit resulted from the settlement of a $0.50 million liability for $0.13 million.

During fiscal year 2002, we recorded a $0.76 million special charge, which had an approximate $0.03 loss per diluted share impact to our common stock. The charge resulted from a workforce reduction and consisted of severance and other employee-related costs of $0.73 million and other costs of $0.03 million.

During fiscal year 2001, we recorded a $0.66 million special charge, which had an approximate $.03 loss per diluted share impact to our common stock. The 2001 charge related to our decision to disinvest in the instructor-led training services business and realign the sales structure. The charge consisted of employee severance and other employee-related costs of $0.23 million and fixed asset write-downs, leased facilities, equipment and other costs of $0.43 million. Headcount was reduced by approximately 25%.

Interest Income and Interest Expense

Interest income decreased $0.06 million in 2003 as compared with 2002 and decreased $0.34 million in 2002 as compared with 2001. The decreases were attributable to lower average cash balances and lower interest rates. The lower average cash balances were primarily a result of operating losses.

Interest expense increased $0.06 million in 2003 as compared with 2002 and increased $0.19 million in 2002 as compared with 2001. Higher interest expense for 2003 and 2002 is attributable to the issuance of a $2.50 million Subordinated Convertible Note in the first quarter of fiscal year 2002.

Income Tax (Expense) Benefit

There was no income tax expense or benefit in 2003. Income tax expense was $0.93 million in 2002 compared with income tax benefits of $0.40 million in 2001. During 2002, the Company increased its valuation allowance related to deferred income taxes due to operating losses and the then-current economic slowdown. Income tax benefits in 2001 resulted from a decrease in the deferred tax asset valuation allowance, primarily the result of our analysis of realizing some portion of our future tax benefit of tax loss carryforwards and additional temporary differences.

Liquidity and Capital Resources

Net cash used in operating activities was $1.92 million in 2003 compared with $3.71 million in 2002, a decrease of $1.80 million. The decrease in net cash used in operating activities was due to a lower net loss in 2003 compared with 2002, as adjusted for non-cash income and expenses, of $3.88 million, offset by a $2.08 million net decrease in changes in operating assets and liabilities in 2003 compared with 2002.

Net cash used in operating activities was $3.71 million in 2002 compared with $3.39 million in 2001, an increase of $0.32 million. The increase in net cash used in operating activities was primarily a result of a higher net loss in 2002 compared with 2001, as adjusted for non-cash income and expenses of $4.56 million, offset by a net increase in changes in operating assets and liabilities in 2002 compared to 2001 of $4.24 million.

Cash used in investing activities, primarily consisting of capital expenditures and content and license purchases in 2003 and 2002, was $0.07 million in 2003, $0.59 million in 2002, and $6.16 million in 2001. The 2001 amount was related to acquisition activity and substantial content and property purchases during that year.

Cash used in financing activities was $0.06 million in 2003, compared with cash provided from financing activities of $2.58 million in 2002. In 2002, we received $2.50 million from Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) pursuant to an issuance to Hunt Capital of a Subordinated Secured Convertible Note. The Note is secured by all of the assets of the Company, has a five-year term, carries a 10% coupon, and does not require any interest payments until maturity. The Note is convertible into common stock of the Company at $0.795 per share.

We believe, based on current operations, that cash on hand will be sufficient to meet our cash requirements for at least the next 12 months. If future financing is required, will be arranged to meet our requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions.

The following summarizes our contractual cash obligations as of July 31, 2003 (in millions):

	Payments Due By Fiscal Year
	2004	2005	2006	2007	Total
Long term debt	$—	$—	$—	$4.03	$4.03
Capital lease obligations	0.06	0.06	0.01	—	0.13
Operating leases	0.44	0.35	0.24	—	1.03

Total contractual cash obligations	$0.50	$0.41	$0.25	$4.03	$5.19

Critical Accounting Policies

Our critical accounting policies are as follows:

Revenue recognition

The Company derives revenue from two primary sources; content and certification.

•

Content revenue includes fees received from the sale of course materials such as books, CD-ROMs, Wed-based course books, assessment products and content licenses. We recognize content revenue from the sale of course books and other products when they are shipped. Content licenses are either purchased on a fee-per-use basis or for a one-time fee. Revenue is recognized over the period in which we have a commitment for continuing involvement or obligation to provide services to the customer. In most cases, no such commitment exists, and revenue is recognized when content is shipped.

•	Certification revenue includes fees paid by certification candidates to take our certification tests and annual fees received from our education partners, including CIW ATPs. We recognize certification revenue when certification tests are administered, and partner fees over the period during which we have a commitment for continuing involvement or obligation to provide services to the partner.

Valuation of intangibles and long-lived assets

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

When it is determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. Goodwill is tested for impairment at least annually in accordance with the provisions of Statement of Accounting Standard No. 142, Goodwill and Other Intangibles Assets.

Other Matters

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. This statement requires that a liability for a cost associated associated with exit or disposal activity be recognized at the fair value when the liability is incurred. Our adoption of this statement on August 1, 2002, did not have a material impact on our consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. Certain provisions of FIN 45 are effective December 15, 2002; others are effective December 31, 2002. The adoption of FIN 45 had no impact on our consolidated financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends certain provisions of SFAS No. 123 to require that disclosures of the proforma effect of applying the fair value method of accounting for stock-based employee compensation be prominently displayed in an entity’s accounting policy in annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has made the required proforma disclosures.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“VIE”). FIN No. 46 requires that if a company holds a controlling interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. We do not expect that the adoption of FIN No. 46 will have a material impact on our consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement had no impact on our consolidated financial condition or results of operations.

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

FACTORS AFFECTING LIQUIDITY

We are operating with limited cash resources. Based on our current activity and expectations we have sufficient cash resources for at least the next twelve months of operations. Though we are profitable currently, a moderate change to our revenue-generating capability or our expense structure could result in operating losses. Losses, if any, would erode our liquidity by further reducing cash resources.

Should we need to raise additional funds, we cannot be certain that we will be able to obtain them on terms satisfactory to us. If we could not raise additional funds on terms satisfactory to us, we would be forced to raise funds on terms that we would not otherwise accept or seek funds through other means such as the sale of some or all of our assets or operations.

The Company’s Board of Directors engaged an investment banker in July 2002 to explore strategic options for the Company, including a sale of some or all of its assets and operations. We were involved in a number of discussions as the result of this engagement, none of which led to a material transaction. Should we need to raise capital for liquidity purposes through the sale of some or all of our assets or operation, there can be no assurances that any future discussions would result in an acceptable transaction.

POTENTIAL DELISTING FROM THE NASDAQ STOCK MARKET

On October 7, 2002, the trading of our Common Stock was transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market as a result of our failure to satisfy the minimum $1.00 bid price per share requirement set forth in the Nasdaq Market Place Rules. However, in order to remain on the Nasdaq SmallCap Market, the Company must satisfy the $1.00 bid price requirement by having a closing bid price of our Common Stock of at least $1.00 for a minimum of ten consecutive days, which we have not done to date. On

November 21, 2002, Nasdaq notified us that we had until May 19, 2003 to regain compliance with the bid price requirement. On March 11, 2003, the SEC declared effective Nasdaq’s rule which extended compliance periods by an additional 90 days for issuers meeting certain more stringent financial criteria. On May 20, 2003, Nasdaq notified us that we had qualified for the additional grace period and therefore had until August 18, 2003 to regain compliance. On August 19, 2003, Nasdaq notified us that as a result of our failure to satisfy the bid price requirement at the expiration of the grace period, the Company’s securities were immediately subject to delisting. On August 25, 2003 the Company requested a hearing, which stayed the delisting. On October 21, 2003, Nasdaq notified the Company that it had granted the Company an exception to the $1.00 bid price requirement through December 1, 2003, to allow for further developments in the SEC rule-making process regarding Nasdaq’s proposal to the SEC for modifications to its bid price rules. Under the Nasdaq proposal to the SEC, the Company could be eligible for an additional compliance period through no later than May 23, 2004. If we do not comply by December 1, 2003 and the SEC does not approve Nasdaq’s proposal, Nasdaq has indicated it will provide us with written notification that our securities will be delisted. If Nasdaq delists our Common Stock, then our Common Stock may be traded on the OTC Bulletin Board or the “pink sheets”. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Markets, which could reduce the trading liquidity in our Common Stock or make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheets” stocks are often lightly traded or not traded at all on any given day. Any reduction in trading liquidity or active interest on the part of the investors in our Common Stock could have adverse consequences on our stockholders, either because of reduced market prices or lack of a regular, active trading market for our Common Stock.

POSSIBILITY OF FUTURE LOSSES

The Company has incurred net losses of approximately $99 million from inception through July 31, 2003. Though our operations are currently profitable, our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses, or maintain profitability. Should revenue decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

INTENSE COMPETITION IN TRAINING MARKET

We face substantial competition in the education and training market. Competition in the ICT training market is intense and is affected by the rapidly evolving nature of the information technology industry. A number of other companies offer products and services similar to ours, and additional new competitors may emerge in the future. Many of our existing competitors have substantially greater capital resources, technical expertise, marketing experience, research and development status, established customers and facilities than do we. As a result, there is a risk that we will not be able to successfully compete with existing and future competitors, which would adversely affect our financial performance.

NEED TO RESPOND TO RAPID TECHNOLOGICAL CHANGES

In our industry, technology advances rapidly and industry standards change frequently. To remain competitive and improve profitability, we must continually enhance our existing products and promptly introduce new products, services, and technologies to meet the changing demands of our customers. Our failure to respond to technological changes quickly would adversely affect our financial performance.

VOLATILITY OF STOCK PRICE

Our Common Stock has experienced substantial price volatility, which may continue in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as, but not limited to, the following may have a significant effect on the market price of our Common Stock:

•	the delisting of our Common Stock from the Nasdaq SmallCap Market

•	fluctuations in our operating results

•	the perception by others of our ability to obtain any necessary new financing

•	a limited trading market for our Common Stock

•	announcements of new ventures or products and services by us or our competitors

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relating to our operations results primarily from changes in foreign currency exchange rates. A portion of our cash flows is expected to be received in non-U.S. currencies. In addition, a portion of our assets is held in foreign subsidiaries. Accordingly, we are exposed to foreign currency fluctuations against the U.S. dollar. Such exposure is not significant relative to our overall operations and we believe that the risk associated with our exposure will not have a material adverse impact on our consolidated results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROSOFTTRAINING AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders

ProsoftTraining

We have audited the accompanying consolidated balance sheets of ProsoftTraining (a Nevada corporation) and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProsoftTraining and subsidiaries at July 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of ProsoftTraining for each of the three years in the period ended July 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” on August 1, 2002.

/s/    GRANT THORNTON LLP

Dallas, Texas

September 26, 2003

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$1,567	$3,526
Accounts receivable, less allowances of $494 and $478	1,023	1,995
Prepaid expenses and other current assets	157	379

Total current assets	2,747	5,900

Property and equipment, net	483	1,166
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Courseware and licenses, net of accumulated amortization of $2,499 and $2,243	604	1,296

Total assets	$10,579	$15,107

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$1,061	$2,239
Accrued expenses	826	2,266
Current portion of capital lease obligations	54	59
Other	255	151

Total current liabilities	2,196	4,715

Long term debt	2,968	2,698
Obligations under capital leases, net of current portion	64	118

Total liabilities	5,228	7,531

Stockholders’ equity:
Common shares, par value $.001 per share: authorized shares: 75,000,000; issued: 24,221,326 and 24,209,326 shares	24	24
Additional paid-in capital	104,422	104,421
Accumulated deficit	(99,161)	(96,853)
Accumulated other comprehensive income	141	59
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	5,351	7,576

Total liabilities and stockholders’ equity	$10,579	$15,107

The accompanying notes are an integral part of these statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended July 31,
	2003	2002	2001
Revenues:
Content	$9,339	$13,542	$22,513
Certification	2,596	3,850	3,578
Services	85	530	5,334

Total revenues	12,020	17,922	31,425

Costs and expenses:
Cost of revenues	4,608	9,465	14,465
Content development	1,460	2,152	2,074
Sales and marketing	3,405	6,352	7,506
General and administrative	4,110	5,672	8,035
Depreciation and amortization	831	3,139	3,613
Write-down of courseware and licenses	—	1,452	—
Impairment of goodwill	—	30,300	—
Special (credit) charge	(370)	762	664

Total costs and expenses	14,044	59,294	36,357

Loss from operations	(2,024)	(41,372)	(4,932)
Interest income	5	66	408
Interest expense	(289)	(228)	(43)

Loss before income taxes	(2,308)	(41,534)	(4,567)
Income tax (expense) benefit	—	(925)	400

Net loss	$(2,308)	$(42,459)	$(4,167)

Net loss per share:
Basic and diluted	$(0.10)	$(1.77)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	24,204	24,012	23,065

The accompanying notes are an integral part of these statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balances at August 1, 2000	22,645,462	$23	$100,562	11,912	$(75)	$(50,227)	$89	$50,372
Net loss	—	—	—	—	—	(4,167)	—	(4,167)
Foreign currency translation adjustment	—	—	—	—	—	—	(88)	(88)

Total comprehensive loss	—	—	—	—	—	—	—	(4,255)
Issuance of common stock for employee stock purchase plan	28,342	—	30	—	—	—	—	30
Acquisition of business	164,496	—	1,500	—	—	—	—	1,500
Issuance of common stock for services	20,401	—	61	—	—	—	—	61
Exercise of stock options, warrants and other transactions	828,197	1	1,863	—	—	—	—	1,864

Balances at July 31, 2001	23,686,898	24	104,016	11,912	(75)	(54,394)	1	49,572
Net loss	—	—	—	—	—	(42,459)	—	(42,459)
Foreign currency translation adjustment	—	—	—	—	—	—	58	58

Total comprehensive loss	—	—	—	—	—	—	—	(42,401)
Issuance of common stock for employee stock purchase plan	57,103	—	34	—	—	—	—	34
Issuance of common stock for services	296,225	—	187	—	—	—	—	187
Exercise of stock options, warrants and other transactions	169,100	—	184	—	—	—	—	184

Balances at July 31, 2002	24,209,326	24	104,421	11,912	(75)	(96,853)	59	7,576
Net loss	—	—	—	—	—	(2,308)	—	(2,308)
Foreign currency translation adjustment	—	—	—	—	—	—	82	82

Total comprehensive loss	—	—	—	—	—	—	—	(2,226)
Issuance of common stock for employee stock purchase plan	12,000	—	1	—	—	—	—	1

Balances at July 31, 2003	24,221,326	$24	$104,422	11,912	$(75)	$(99,161)	$141	$5,351

The accompanying notes are an integral part of these statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended July 31,
	2003	2002	2001
Operating Activities:
Net loss	$(2,308)	$(42,459)	$(4,167)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,124	5,797	3,861
Gain on settlement of liability	(370)
Non-cash interest expense	270	198	—
Impairment of goodwill	—	30,300	—
Operating expenses paid in common stock	—	—	61
Restructuring	—	175	157
Disposition of property and equipment	113	14	—
Deferred income taxes	—	925	(400)
Changes in operating assets and liabilities:
Accounts receivable	872	1,704	925
Prepaid expenses and other current assets	439	392	(845)
Accounts payable	(1,214)	(222)	(3,285)
Accrued expenses	(954)	(492)	491
Accrued restructuring costs	110	(46)	(192)

Net cash used in operating activities	(1,918)	(3,714)	(3,394)
Investing Activities:
Acquisitions, net of cash acquired	—	—	(2,479)
Purchases of property and equipment	(30)	(273)	(1,004)
Courseware and license purchases	(35)	(314)	(2,672)

Net cash used in investing activities	(65)	(587)	(6,155)
Financing Activities:
Issuance of common stock	1	217	1,757
Issuance of long term debt	—	2,500	—
Principal payments on debt and capital leases	(58)	(103)	(93)
Debt issuance costs	—	(20)	—
Other	—	(17)	—

Net cash (used in) provided by financing activities	(57)	2,577	1,664
Effects of exchange rates on cash	81	114	(23)

Net decrease in cash and cash equivalents	(1,959)	(1,610)	(7,908)
Cash and cash equivalents at beginning of year	3,526	5,136	13,044

Cash and cash equivalents at end of year	$1,567	$3,526	$5,136

Supplementary disclosure of cash paid during the year for:
Interest	$20	$29	$41

Income taxes	$—	$—	$—

Supplementary disclosure of non-cash investing financing activities:
Acquisition of business:
Assets acquired	$—	$—	$4,368
Liabilities assumed	—	—	(389)
Common stock issued	—	—	(1,500)

Net cash paid for acquisition	$—	$—	$2,479

The accompanying notes are an integral part of these statements.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1.    Summary of Significant Accounting Policies

Business

ProsoftTraining offers content and certifications for individuals to develop and validate critical ICT workforce skills. Prosoft creates and distributes a complete library of classroom and e-learning courses. Prosoft distributes its content through its ComputerPREP division to individuals, schools, colleges, commercial training centers and corporations worldwide. Prosoft owns the CIW and CCNT certification programs and manages the CTP certification for the Telecommunications Industry Association.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries ProsoftTraining Europe Limited and Prosoft Training Hong Kong Limited. Inter-company transactions and balances are eliminated in consolidation.

Currency Translation, Comprehensive Loss and Accumulative Other Comprehensive Income

Assets and liabilities of foreign functional currency financial statements are translated into United States dollars at the exchange rate in effect at the close of the period. Income statement amounts are translated at the average exchange rates during the period. The Company accumulates translation adjustments as a separate component of stockholders’ equity. The Company’s accumulated other comprehensive income consists entirely of cumulative translation adjustments of foreign currency. Comprehensive loss presented in the consolidated statements of stockholders’ equity consists of net losses and foreign currency translation adjustments.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

The Company’s accounts receivable are due from various individuals, colleges, commercial training centers and corporations worldwide. Credit is extended based on evaluation of the customer’s financial condition and collateral generally is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for uncollectible accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.

Changes in the Company’s allowance for doubtful accounts for the years ended July 31, 2003 and 2002 are as follows:

	July 31,
	2003	2002
Beginning balance	$478	$1,003
Bad debt expense	93	295
Accounts written off	(77)	(820)

Ending balance	$494	$478

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

Financial Instruments

The fair value of the Company’s financial instruments, consisting of cash and cash equivalents and accounts receivable, approximate their carrying values. The Company believes that the fair value of its long-term debt approximates the recorded amount.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expenses were $2, $59, and $107 in 2003, 2002 and 2001, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally two to seven years. Leasehold improvements are amortized over the shorter of the life of the lease or the improvement.

Goodwill and License Agreements

License agreements are those rights acquired from others through business combinations to produce and distribute courseware and other publications. License agreements are amortized on a straight-line basis over a period of seven years, subject to impairment based on the carrying value exceeding fair value. Goodwill is not amortized, but tested for impairment at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 on August 1, 2002 and identified one reporting unit and discontinued goodwill amortization at that time.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of other long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset’s fair value.

Revenue Recognition

The Company derives revenue from two primary sources: content and certification. Content revenue is derived from the sale of course books and related products or licenses for training materials. Content revenue is recognized from the sale of course books and other products when they are shipped. License revenue is recognized over the period in which there is a commitment for continuing involvement or obligation to provide services to the customer. Certification revenue includes fees paid by certification candidates to take certification tests and annual fees received from education partners, including CIW ATPs. The Company recognizes certification revenue when certification tests are administered and partner fees over the period during which there is a commitment for continuing involvement or obligation to provide services to the partner. Services revenue, if any, includes instructor training and is recognized when the services are provided.

Stock-based Compensation

The Company has adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for employee stock options and continues to apply Accounting Board Opinion No. 25,

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

Accounting for Stock Issued to Employees, for recording stock options granted. Pro forma information regarding net loss and net loss per share is required by SFAS 123 as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model.

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

	2003	2002	2001
Weighted average expected life	4 years	4 years	4 years
Expected stock price volatility	80%	124%	109%
Risk-free interest rate	3.9%	4.1%	5.4%

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended July 31 is as follows:

	2003	2002	2001
Net loss – actual	$(2,308)	$(42,459)	$(4,167)
Net loss – pro forma	$(4,128)	$(46,475)	$(7,676)
Basic and diluted loss per share – actual	$(.10)	$(1.77)	$(.18)
Basic and diluted loss per share – pro forma	$(.17)	$(1.94)	$(.33)

The weighted average fair value per share of options granted during the years ended July 31, 2003, 2002, and 2001 was $0.10, $0.68, and $3.53, respectively.

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

Income (Loss) Per Share

The Company uses the weighted-average number of common shares outstanding during each period to compute basic income (loss) per common share. Diluted income (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In years 2003, 2002 and 2001, all potentially dilutive common shares were anti-dilutive.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the guidance of the Emerging Issues Task Force, or EITF, Issue No. 94-3, Liability Recognition for

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. This statement requires that a liability for a cost associated with exit or disposal activity be recognized at the fair value when the liability is incurred. Adoption of this statement on August 1, 2002 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be measured at fair value upon issuance and recorded as a liability. In addition, FIN 45 expands current disclosure requirements regarding guarantees issued by an entity, including tabular presentation of the changes affecting an entity’s aggregate product warranty liability. Certain provisions of FIN 45 were effective December 15, 2002; others were effective December 31, 2002. The adoption of FIN 45 had no impact on the Company’s consolidated financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends certain provisions of SFAS No. 123 to require that disclosures of the proforma effect of applying the fair value method of accounting for stock-based employee compensation be prominently displayed in an entity’s accounting policy in annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The Company has made the required proforma disclosures.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“VIE”). FIN No. 46 requires that if a company holds a controlling interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. Adoption of FIN No. 46 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement is not expected to have any impact on the Company’s consolidated financial condition or results of operations.

Reclassifications

Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.

2.    Liquidity

During fiscal 2003, the Company reduced operating expenses in response to lower revenue. As a result of these actions, the Company’s financial results have improved and its future liquidity position has been enhanced. The Company has pursued additional measures since the end of fiscal year 2003 that are expected to result in improved cash flow from operations and which are not yet reflected in the current operating results. As a result, management believes that, based on current operations, the Company has cash and equivalent resources to enable it to operate for at least the next 12 months.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

3.    Special Charges

During 2002, the Company recorded a $762 restructuring charge primarily due to severance and other employee-related costs.

During 2001, the Company recorded a $664 restructuring charge related to our decision to disinvest in the instructor-led training business and realign our sales structure.

A summary of the related accrued liabilities is shown below:

	Severance and Other Related Employee Costs	Leased Facilities and Other Costs	Total
Restructuring Charge – 2001	$229	$435	$664
Settlements	(229)	(321)	(550)

Balance July 31, 2001	—	114	114

Restructuring Charge – 2002	729	33	762
Settlements	(729)	(129)	(858)

Balance July 31, 2002	$—	18	18

Settlements		(18)	(18)

Balance July 31, 2003		$—	$—

4.    Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment and content and licenses, are reviewed for impairment annually or when changes in circumstances indicate that the carrying value may not be recoverable.

Based on operations at April 30, 2002, projected undiscounted cash flow was below the carrying amounts of goodwill and content and licenses. Accordingly, the Company wrote down those assets to estimated fair value in the quarter ended April 30, 2002. The $23,952 write-down consisted of $22,500 for goodwill and $1,452 for content and licenses.

At July 31, 2002, based on continued operating losses in the fourth quarter of fiscal year 2002, the inability to increase revenues, projected operating losses in the first quarter of fiscal year 2003, indications of interest regarding a sale of some or all of the Company’s assets and operations, and revised future cash flow projections, the Company determined that the recorded value of goodwill was impaired. As a result, the Company recognized impairment losses of $7,800 related to goodwill.

5.    Acquisition

In December 2000, the Company acquired the assets of Mastery Point Learning Systems in exchange for $2,643 and 164,496 shares of the Company’s common stock. Shares issued in connection with this purchase were valued at $1,500. As a result of this acquisition, which was accounted for as a purchase, the Company recorded goodwill of $4,167. The operating results of the acquired business have been included in the consolidated statements of operations from the date of acquisition.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

6.    Property and Equipment

Property and equipment consists of the following:

	July 31,
	2003	2002
Computer equipment and software	$2,803	$2,764
Office equipment, furniture and fixtures	693	1,129

	3,496	3,893
Less accumulated depreciation	3,013	2,727

Property and equipment, net	$483	$1,166

7.    Licenses and Goodwill

Intangible assets consist of the following:

	Average Life (Years)	July 31, 2003		July 31, 2002
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
License Agreements	7	$2,985	$2,499	$2,985	$2,243
Non-amortizable intangible assets:
Goodwill		12,251	5,506	12,251	5,506

Total intangibles		$15,236	$8,005	$15,236	$7,749

License agreements are amortized using the straight-line method over their estimated useful lives. Goodwill is not amortized, but tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 on August 1, 2002.

The accompanying consolidated statements of operations reflect amortization expense of $257, $2,352 and $2,737 for 2003, 2002 and 2001, respectively. Estimated amortization expense, assuming the current intangible asset balance and no new acquisitions, for each of the years ending July 31, is as follows:

July 31,	Estimated Amortization Expense
2004	$257
2005	229

$486

In contrast to accounting standards in effect during 2002 and 2001, SFAS No. 142 provided that goodwill should not be amortized by the Company in 2003. The information presented below reflects adjustments to information reported in 2002 and 2001 as if SFAS No. 142 had been applied in those years.

	Year ended July 31,
	2003	2002	2001
Reported net loss	$(2,308)	$(42,459)	$(4,167)
Goodwill amortization	—	2,228	2,190

Adjusted net loss	$(2,308)	$(40,231)	$(1,977)

Basic and diluted loss per share:
Reported net loss	$(0.10)	$(1.77)	$(0.18)
Goodwill amortization	—	0.09	0.09

Adjusted loss per share	$(0.10)	$(1.68)	$(0.09)

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

8.    Debt

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

The amount reflected for long-term debt on the accompanying consolidated balance sheet at July 31, 2003 is $2,968. This amount represents the original principal amount of $2,500 and related accrued interest, which is payable at maturity, of $468.

9.    Stock Options and Warrants on Common Stock

Stock options

The Company’s stock option plans provide for the granting of options to purchase shares of the Company’s common stock to employees, officers, directors and consultants. The plans include nonstatutory options and incentive stock options. Options generally vest over three to four years and expire no earlier than five years and no later than ten years after the date of grant. The plans authorized the issuance of an aggregate of 7,080,500 shares of common stock. As of July 31, 2003, 1,820,673 options were available for grant under the plans.

Stock option transactions are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at August 1, 2000	2,187,354	$4.32
Granted	2,635,758	$4.93
Exercised	(516,907)	$2.04
Cancelled	(434,687)	$7.98

Outstanding at July 31, 2001	3,871,518	$4.63
Granted	935,500	$0.83
Exercised	(169,100)	$1.26
Cancelled	(651,808)	$6.50

Outstanding at July 31, 2002	3,986,110	$4.63
Granted	722,000	$0.16
Exercised	—	—
Cancelled	(2,098,345)	$3.72

Outstanding at July 31, 2003	2,609,765	$2.43

Exercisable at July 31, 2001	1,214,544	$4.13

Exercisable at July 31, 2002	2,103,911	$4.02

Exercisable at July 31, 2003	1,715,114	$2.91

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

The following table summarizes information concerning options outstanding and exercisable as of July 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
$0.10—$1.00	854,854	$0.21	6.3 years	425,202	$0.24
$1.01—$4.00	1,315,660	$1.42	2.8 years	931,641	$1.48
$4.01—$15.37	439,251	$9.81	1.9 years	358,271	$9.77

Warrants

Warrants to purchase shares of common stock is as follows:

	Warrants	Exercise Price
Balance, August 1, 2000	1,710,826	$.01 to $20.06
Issued	17,083	$1.25 to $10.13
Exercised	(225,150)	$1.10 to $11.00
Expired	—

Balance, July 31, 2001	1,502,759	$.01 to $20.06
Issued	—
Exercised	—
Expired	—

Balance, July 31, 2002	1,502,759	$.01 to $20.06
Issued	—
Exercised	—
Expired	(15,000)	$11.00

Balance, July 31, 2003	1,487,759	$.01 to $20.06

10.    Benefit Plan

The Company has established a 401(k) savings plan. Participants include all employees who have completed three months of service and are at least 21 years of age. Employees can contribute up to 20% of compensation and the Company may at its option make discretionary contributions. Vesting on the Company’s contribution occurs over a three-year period. The Company made contributions of $72, $170 and $172 during 2003, 2002 and 2001, respectively.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

11.    Commitments

The Company leases certain facilities as well as computers, production and other office equipment under noncancellable lease agreements. The Company’s future minimum lease payments at July 31, 2003 under such agreements are as follows:

	Capital Leases	Operating Leases
2004	$64	$441
2005	58	353
2006	10	242

Future minimum lease payments	132	$1,036

Less amounts representing interest	(14)

Present value of minimum lease payments	118
Less current portion	(54)

Obligations under capital leases, net of current portion	$64

Assets held under capital leases are included in property and equipment and had a total cost of $351, and a net book value of zero, at July 31, 2003 and 2002.

Rent expense for the periods ended July 31, 2003, 2002 and 2001 totaled $710, $876 and $788, respectively.

12.    Income Taxes

A reconciliation of income tax (benefit) expense using the statutory federal income tax rate of 34% is as follows:

	Year Ended July 31,
	2003	2002	2001
Income tax expense (benefit) at statutory rate	$(785)	$(14,122)	$(1,553)
Amortization of non-deductible goodwill	—	699	803
Write-off of goodwill	—	10,302	—
State income taxes, net of federal benefit	(83)	(351)	(99)
Other	(1,196)	332	(72)
Increase in valuation allowance	2,064	4,065	521

Deferred income tax expense (benefit)	$—	$925	$(400)

Included in “Other” for 2003 are adjustments to prior years’ tax returns of approximately $3,400 ($1,150 after tax effect).

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	July 31,
	2003	2002	2001
Net operating loss carryforwards	$29,965	$27,550	$23,748
Accrued expenses	92	239	247
Accounts receivable	188	344	210
Property and equipment	304	302	313

	30,549	28,435	24,518
Intangible assets	(873)	(823)	(46)

	29,676	27,612	24,472
Valuation allowance	(29,676)	(27,612)	(23,547)

Net deferred tax assets	$—	$—	$925

As a result of the significant net losses incurred in fiscal 2003 and 2002, the Company recorded a valuation allowance to fully reserve its deferred tax asset.

At July 31, 2003, the Company had net operating loss carryforwards available to offset future federal taxable income of approximately $79,000. Such carryforwards expire principally from 2011 to 2023. Federal net operating loss carryforwards of approximately $13,200 were generated from the exercise of employee stock options and any decrease in the valuation reserve related to these carryforwards will be reflected in the financial statements as a credit to additional paid-in capital. In 2001, the Company recognized a tax benefit of $100 related to these carryforwards which was recorded directly to paid-in capital. Because of various equity transactions completed by the Company, utilization of all net operating loss carryforwards for federal income tax reporting purposes created prior to those transactions will be subject to annual limitations under the change in ownership provisions of the Tax Reform Act of 1986.

13.    Business Segments and Foreign Operations

Information regarding foreign operations follows:

	Year Ended July 31,
	2003	2002	2001
Net sales	$12,020	$17,922	$31,425
United States	10,160	15,976	29,208
Foreign	1,860	1,946	2,217

Long-lived assets	$483	$1,166	$1,735
United States	416	1,056	1,584
Foreign	67	110	151

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share data)

14.    Unaudited Quarterly Data

Summarized quarterly financial data for 2003 and 2002 follow:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended July 31, 2003:
Revenues	$3,720	$2,840	$2,696	$2,764
Operating income (loss)	(1,320)	(1,368)	434	230
Net income (loss )	(1,386)	(1,440)	361	157
Basic income (loss) per common share	(.06)	(.06)	.01	.01
Diluted income (loss) per common share	(.06)	(.06)	.01	.01
Year ended July 31, 2002:
Revenues	$4,603	$4,413	$4,566	$4,340
Operating loss	(3,168)	(2,144)	(26,350)	(9,710)
Net loss	(3,164)	(2,195)	(27,331)	(9,769)
Basic loss per common share	(.13)	(.09)	(1.13)	(.42)
Diluted loss per common share	(.13)	(.09)	(1.13)	(.42)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) our Chief (principal) Executive Officer and Chief (principal) Financial Officer has concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in our internal control over financial reporting was identified that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2003 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2003 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2003 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2003 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2003 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.	The following documents are filed as part of this report.

1.	Consolidated Financial Statements

See “Index to Consolidated Financial Statements”— Item 8.

2.	Exhibits

See “Exhibit Index.”

b.	Reports on Form 8-K.

A Current Report on Form 8-K dated May 16, 2003, was filed with the Securities and Exchange Commission announcing the Company’s financial results for its third quarter ended April 30, 2003.

A Current Report on Form 8-K dated August 21, 2003, was filed with the Securities and Exchange Commission announcing that the Company had received a Nasdaq Staff Determination on August 19, 2003, indicating that its common stock did not qualify for continued listing on The Nasdaq SmallCap Market because the minimum bid price for Prosoft’s common stock remained below $1.00 and that the Company will request a hearing before a Nasdaq Listing Qualification Panel to review the Staff Determination.

A Current Report on Form 8-K dated October 28, 2003, was filed with the Securities and Exchange Commission announcing the Company’s financial results for its fourth quarter and fiscal year ended July 31, 2003. The Company also disclosed that a Nasdaq Listing Qualifications Panel has granted ProsoftTraining an exception to the $1.00 minimum bid price requirement to allow for further developments in the U.S. Securities and Exchange Commission rule-making process. The exception extends through December 1, 2003.

PROSOFTTRAINING AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of year	Charged to costs and expenses	Deductions write-offs, net of recoveries	Balance at end of year
Allowance for doubtful accounts:
Year ended July 31, 2003	$478	$93	$(77)	$494
Year ended July 31, 2002	$1,003	$295	$(820)	$478
Year ended July 31, 2001	$251	$99	$(47)	$1,003

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

William J. Weronick Vice President, Finance

Dated: October 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 27, 2003.

Name	Title

/s/ ROBERT G. GWIN Robert G. Gwin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM J. WERONICK William J. Weronick	Vice President, Finance (Principal Accounting Officer)

/s/ EDWARD M. WALSH Edward Walsh	Director

/s/ JEFFREY G. KORN Jeffrey G. Korn	Director

/s/ J. WILLIAM FULLER J. William Fuller	Director

/s/ CHARLES P. MCCUSKER Charles McCusker	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.16	Employment Agreement dated August 1, 2003 between the Company and Robert G. Gwin.

10.17	Prosofttraining.com 2000 Stock Incentive Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

10.18	Prosofttraining.com 2000 Employee Stock Purchase Plan. Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

10.19

Subordinated Secured Convertible Note dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.20

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

10.26

Separation Agreement dated October 16, 2001, between the Company and Jeffrey G. Korn. Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.27

Separation Agreement dated December 9, 2002, between the Company and Jerrell M. Baird. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002 and incorporated herein by reference.

10.28

Amendment to Securities Purchase Agreement dated December 21, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated January 31, 2002 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K dated October 22, 2001 and incorporated herein by reference.

23	Consent of Grant Thornton LLP, Independent Certified Public Accountants.

31	Section 302 Certification

32	Section 1350 Certification