Form 10-K/A
period 2003-07-31
PROSOFTTRAINING COM
filed 2003-11-26
CIK 1018693

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding all directors and executive officers of the Company:

Name	Age	Position
Robert G. Gwin	40	Chairman, Chief Executive Officer and Chief Financial Officer
J. William Fuller	51	Director
Jeffrey G. Korn	46	Director
Charles McCusker	34	Director
Edward Walsh	63	Director

Robert G. Gwin.  Mr. Gwin has served as Chairman and Chief Executive Officer of the Company since December 2002. Mr. Gwin joined the Company in August 2000 as its Chief Financial Officer, was promoted to Executive Vice President and Chief Financial Officer in October 2001 and became President in May 2002. Prior to joining the Company, Mr. Gwin served as Managing Director of Prudential Capital Group, an asset management unit of The Prudential Insurance Company of America. He joined Prudential in 1990, ultimately assuming management of its Dallas-based private investment activities, including both day-to-day operating responsibility and investment portfolio oversight. Mr. Gwin graduated from the University of Southern California with a BS in Business Administration in 1985, earned an MBA from the Fuqua School at Duke University in 1990 and is a Chartered Financial Analyst (CFA). Mr. Gwin is a Class I Director whose term expires in 2003.

J. William Fuller.  Mr. Fuller has served as a Director of the Company since December 1998. Mr. Fuller is a Registered Investment Advisor and owner of Fuller Capital Management LLC, a money management firm founded in 1983. Mr. Fuller has been active in venture capital and private investment banking ventures for the past 17 years. Additionally, he is a registered representative of Cambridge Investment Research, a registered broker dealer. Mr. Fuller graduated from Southern Methodist University with a BA in Philosophy in 1974. Mr. Fuller is a Class I Director whose term expires in 2003.

Jeffrey G. Korn.  Mr. Korn has served as a Director of the Company since June 1997. He is an attorney in private practice and a consultant. Mr. Korn was our General Counsel from May 2000 to October 2001. Prior to May 2003, he was a partner in the law firm of Kosto & Rotella, P.A. in Jacksonville, Florida, which he joined in 1983. Mr. Korn specialized in corporate law and dispute resolution. He graduated from the State University of New York at New Paltz with a BA in Political Science in 1979, and received his JD degree from Stetson University in 1982. Mr. Korn is a Class II Director whose term expires in 2004.

Charles P. McCusker.  Mr. McCusker has served as a Director of the Company since December 1998. Currently, Mr. McCusker serves as General Partner of Patriot Capital, a licensed SBIC, investing in small to mid-sized growth opportunities. Between 2001 and 2003, Mr. McCusker served as President and Chief Operating Officer of the ServiceMaster Home Service Center, a division of the ServiceMaster Company (NYSE: SVM). Since 1997, Mr. McCusker served as General Partner for the ServiceMaster Venture Fund, responsible for investment opportunities in for-profit education and electronic commerce. Prior to that, Mr. McCusker spent three years as a Vice President of Bengur Bryan & Co., Inc., a venture capital and private equity firm. Mr. McCusker graduated from Virginia Tech with a BS in Mechanical Engineering in 1992, and earned an MBA from the University of Chicago in 1998. Mr. McCusker is a Class II Director whose term expires in 2004.

Dr. Edward M. Walsh.  Dr. Walsh has served as a Director of the Company since December 1999. Dr. Walsh is the chairman of the Irish Council for Science Technology and Innovation and the chairman of the

National Allocation Advisory Group, an organization that advises government on industrial emissions allowances under the Kyoto Accord. He was founding president of the University of Limerick, the first new university established by the Republic of Ireland, a post from which he stepped down in l998 after a 28-year term. Dr. Walsh is a graduate of the National University of Ireland and holds Masters and Doctorate qualifications in nuclear and electrical engineering from Iowa State University, where he was an Associate of the US Atomic Energy Commission Laboratory. Mr. Walsh is a Class III Director whose term expires in 2005.

Audit Committee Composition

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). J. William Fuller, Charles P. McCusker and Dr. Edward M. Walsh are members of our audit committee. Our Board of Directors has determined that all members of our Audit Committee are “independent” as defined in Rule 4200(a)(14) of the National Association of Securities Dealers.

Audit Committee Financial Expert

Our Board of Directors has determined that in its judgment, Charles P. McCusker qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). An audit committee financial expert is a person who has (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act of 1934, as amended, requires Directors, officers, and holders of more than ten percent of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file reports of their trading in our equity securities with the SEC. Based on a review of the Section 16 forms filed by the Reporting Persons during the fiscal year ended July 31, 2003, we believe that the Reporting Persons timely complied with all applicable Section 16 filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer, Chief Financial Officer and members of our Finance Department. The Code of Ethics is posted on our website, http://www.prosofttraining.com under the heading “Code of Ethics”. We intend to satisfy the disclosure requirements regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information at the same location on our website.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of the compensation paid by the Company during the fiscal years ended July 31, 2003, 2002 and 2001 to the Company’s Chief Executive Officer and any other executive officers whose compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Long-Term Compensation Awards Shares of Common Stock Underlying Stock Options	All Other Compensation ($) (2)
Robert G. Gwin(1) Chairman, President and Chief Executive Officer	2003 2002 2001	184,039 163,798 175,000	58,800 — 49,000	200,000 200,000 385,000	6,071 3,051 34,499
Jerrell M. Baird (1) Former Chairman and Chief Executive Officer	2003 2002 2001	55,997 194,231 200,000	— 36,000 89,000	— 200,000 364,000	50,076 4,550 6,647

(1)	Effective December 2002, Mr. Gwin was elected Chairman of the Board and Chief Executive Officer and Mr. Baird resigned as an officer of the Company. Mr. Gwin joined us in August 2000 as Chief Financial Officer.
(2)	These amounts represent matching contributions made under our 401(k) retirement plan. For Mr. Gwin in fiscal year 2001, this amount also includes $30,000 for moving expense reimbursements. For Mr. Baird in fiscal year 2003, this amount also includes $50,000 as a severance payment.

Option Grants Table

The following table sets forth information concerning options to purchase shares of our common stock granted to our named executive officers during the fiscal year ended July 31, 2003.

Executive Officer	Shares of Common Stock Underlying Stock Options		% Of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share (1)	Expiration Date	Grant Date Present Value (2)
Robert G. Gwin	200,000	(3)	28%	$0.16	1/15/11	$20,000
Jerrell M. Baird(4)	—		—	—	—	—

(1)	All options were granted at fair market value (the last price for the Company’s Common Stock as reported by Nasdaq on the day previous to the date of grant).
(2)	As suggested by the SEC’s rules on executive compensation disclosure, the Company used the Black-Scholes model of option valuation to determine grant date pre-tax present value. The calculation is based on a five-year term and upon the following assumptions; annual dividend growth of zero percent, volatility of approximately 80%, and an interest rate of 3.9%. There can be no assurance that the amount reflected in this column will be achieved.
(3)	The options were granted under the ProsoftTraining 2000 Stock Option Plan for a term of no more than ten years, subject to earlier termination in certain events related to termination of employment. 50,000 options vested on each of January 15, 2003, April 15, 2003, July 15, 2003 and October 15, 2003.
(4)	Mr. Baird resigned as Chairman and Chief Executive Officer of the Company effective December 9, 2002.

Aggregated Options Exercised In Last Fiscal Year and Fiscal-End Option Values

The following table sets forth information concerning each exercise of stock options during the fiscal year ended July 31, 2003 by each of the named executive officers and the fiscal year-end value of unexercised stock options held by such executive officer as of July 31, 2003.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at July 31, 2003		Value of Unexercised In-the-Money Options at July 31, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert G. Gwin	—	—	428,811	356,189	$42,150	$14,050
Jerrell M. Baird(2)	—	—	—	—	—	—

(1)	Represents the difference between the fair value of the shares underlying such options at fiscal year-end ($0.441) and the exercise price of such options.
(2)	Mr. Baird resigned as Chairman and Chief Executive Officer of the Company effective December 9, 2002. All options have been returned to the Company.

Director Compensation

Effective June 2002, Directors, other than associates or officers of the Company, are compensated with a stock option grant of 5,000 shares of the Company’s common stock for each meeting attended, subject to a maximum of 15,000 stock options per calendar year. Directors, other than associates or officers of the Company, who serve as Chairman of a Board Committee are entitled to an additional grant of 5,000 stock options of the Company’s common stock per calendar year. Prior to June 2002, no compensation was provided to Directors. Directors are reimbursed for expenses incurred in connection with attendance at Board and committee meetings. Directors who are officers or associates of the Company are not compensated separately for service on the Board of Directors.

Employment Agreement, Termination of Employment Agreement, and Change in Control Arrangement

On December 9, 2002, we entered into a separation agreement with Mr. Baird. The agreement provided for the resignation of Mr. Baird as Chairman of the Board and Chief Executive Officer, effective December 9, 2002. The agreement also provided for a payment of $50,000 on March 1, 2003, in lieu of the severance payment Mr. Baird was entitled to receive under his February 1, 2002 employment agreement. In addition, Mr. Baird returned all of his stock options to the Company.

On August 1, 2003, the Company entered into an employment agreement with Robert G. Gwin, its Chairman, President and Chief Executive Officer. Mr. Gwin’s agreement terminates on July 31, 2005 and provides for an annual base salary of $200,000. Mr. Gwin is entitled to receive an annual bonus, as determined by the Company, of up to $190,000 pursuant to operating performance criteria being achieved and the discretion of the Board of Directors. In the event of termination of Mr. Gwin’s employment for any reason other than gross negligence or malfeasance, the Company is obligated to pay $300,000, plus acceleration and immediate vesting of all unvested options. The Company has agreed that if a change of control of the Company occurs where Mr. Gwin is not President and Chief Executive Officer of the ultimate parent company following the completion of the change of control, then a payment shall be made to Mr. Gwin equal to $300,000. In addition, all of Mr. Gwin’s unvested options shall vest upon any change in control.

Compensation Committee Interlocks and Insider Trading Participation

The members of the Company’s Compensation Committee during the fiscal year ended July 31, 2003 were Jeffrey G. Korn, Charles P. McCusker, and J. William Fuller. Each member of the Compensation Committee during fiscal 2003 was a non-employee Director of the Company. Mr. Korn was an officer of the Company prior to October 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and the notes thereto set forth certain information regarding the beneficial ownership of our common stock as of November 21, 2003, by (i) each current Director; (ii) each named executive officer named in the summary compensation table included herein; (iii) all of our current Directors and executive officer as a group; and (iv) each person who is known by us to be a beneficial owner of five percent or more of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number(2)	Percent
Hunt Capital Growth Fund II, L.P(3) 1601 Elm, Suite 4000 Dallas, Texas 75201	5,434,251	19.2%

Charles L. Grimes PO Box 136 Mendenhall, PA 19357	2,000,000	8.3%

J. William Fuller(4)	111,791	*
Robert G. Gwin(5)	551,731	2.2%
Jeffrey G. Korn(6)	300,000	1.2%
Charles McCusker(7)	96,250	*
Dr. Edward Walsh(8)	153,800	*
Jerrell M. Baird(9)	20,000	*
All executive officers and Directors, as a group(10)	1,213,572	4.8%

*	Less than 1% of the outstanding shares of common stock.
(1)	The address for all officers and Directors is 410 North 44th Street, Suite 600, Phoenix, Arizona 85008.
(2)	Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). The percentages are based upon 24,209,414 shares outstanding as of November 21, 2003, except for certain parties who hold options and warrants that are presently exercisable or exercisable within 60 days, the percentages are based upon the sum of shares outstanding as of November 21, 2003 plus the number of shares subject to options and warrants that are presently exercisable or exercisable within 60 days held by them, as indicated in the following notes.
(3)	Includes 3,805,031 shares subject to conversion rights (see “Certain Relationships and Related Transactions”), and 350,000 shares subject to stock warrant agreements.
(4)	Includes 80,000 shares subject to stock options exercisable within 60 days, and 20,641 shares subject to stock warrant agreements.
(5)	Includes 478,812 shares subject to stock options exercisable within 60 days.
(6)	Includes 245,000 shares subject to stock options exercisable within 60 days.
(7)	Includes 95,000 shares subject to stock options exercisable within 60 days.
(8)	Includes 95,000 shares subject to stock options exercisable within 60 days.
(9)	Includes 20,000 shares subject to stock warrants. Mr. Baird resigned as Chairman and Chief Executive Officer of the Company effective December 9, 2002.
(10)	Includes 993,811 shares subject to stock options exercisable within 60 days, and 20,641 shares subject to stock warrants.

Equity Compensation Plan Information

The following table provides certain information as of July 31, 2003 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under plan
Equity compensation plans approved by security holders(1)	2,370,003	$2.73	1,796,861	(2)
Equity compensation plan not approved by security holders(3)	239,762	$1.25	260,238

Total	2,609,765		2,057,099

(1)	These plans consist of the 1996 Stock Option Plan, the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.
(2)	The number of shares reserved for issuance under the Employee Stock Purchase Plan (“ESPP”) may be increased on the first trading day of each calendar year by an amount equal to one half percent (.5%) of the total number of shares of common stock outstanding on the last trading day of the preceding calendar year, but in no event will any annual increase exceed 150,000 shares. As of July 31, 2003, 236,426 shares are reserved for issuance under the ESPP.
(3)	This plan consists of the 2001 Stock Option Plan and was adopted by the Board of Director in July 2001. Under the 2001 Stock Option Plan, the number of shares of common stock that may be optioned and sold is 500,000 shares. The plan is administered by the Company’s Board of Directors, which determines when and to whom options will be granted and, subject to the terms of the Plan, the exercise price, vesting schedule, expiration date and other terms of each such grant. All of the Company’s employees, other than Officers and Directors, and consultants are eligible to receive option grants under the Plan. Options granted under the Plan have an exercise price equal to fair market value on the date previous to the date of grant and may not have a term in excess of ten years.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an employment agreement with its executive officer and a separation agreement with its former Chief Executive Officer, as described in “Item 11. Executive Compensation—Employment Agreement, Termination of Employment Agreement, and Change in Control Arrangement.”

In October 2001, the Company received $2,500,000 from Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note. At that time, Hunt Capital owned greater than five percent of the Company’s outstanding Common Stock. J.R. Holland, Jr., a Director of the Company at that time, is President and Chief Executive Officer of Unity Hunt, Inc., Chairman of the Unity Hunt Investment Committee, and the President and CEO of Hunt Capital Group, LLC. The Note is secured by all of the assets of the Company, has a five-year term, carries a 10 percent coupon, and does not require any interest payments until maturity. The Note is convertible into common stock of the Company at $0.795. Hunt Capital may accelerate the maturity of the Note upon certain events, including a sale or change of control of the Company or an equity financing by the company in excess of $2,500,000. In addition, as further consideration for the investment, Hunt Capital received the right to certain payments upon a sale of the Company in a transaction whose value falls below $145,000,000. The potential payment is $1,000,000 unless the transaction value falls below $60,000,000 at which point the payment would grow on a pro-rata basis to $4,500,000 if the transaction value falls below $10,000,000.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A0, the disclosure requirements of this Item 14 are not effective until the filing of the Company’s Annual report on Form 10-K for its first fiscal year ending after December 15, 2003.

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

William J. Weronick Vice President, Finance

Dated: November 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 24, 2003.

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

10.16	Employment Agreement dated August 1, 2003 between the Company and Robert G. Gwin.*

10.17	Prosofttraining.com 2000 Stock Incentive Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

10.18	Prosofttraining.com 2000 Employee Stock Purchase Plan. Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

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

21	Subsidiaries of the Company. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K dated October 22, 2001 and incorporated herein by reference.

23	Consent of Grant Thornton LLP, Independent Certified Public Accountants.*

31	Section 302 Certification

32	Section 1350 Certification

*	Previously filed.