Form 10-Q
period 2003-10-31
PROSOFTTRAINING COM
filed 2003-12-11
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended October 31, 2003

Commission File Number 000-21535

ProsoftTraining

(Exact name of Registrant as specified in its charter)

NEVADA	87-0448639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 N. 44th Street, Suite 600, Phoenix, AZ 85008

(Address of principal executive offices)

(602) 794-4199

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES    ☒ NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No    ☒

As of December 2, 2003, 24,209,414 shares of the registrant’s common stock, $.001 par value, were outstanding.

PROSOFTTRAINING

PART I

Item 1. Financial Statements

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,
	2003	2002
Revenues:
Content	$1,728	$3,030
Certification	603	626
Services	—	64

Total revenues	2,331	3,720

Costs and expenses:
Costs of revenues	796	1,580
Content development	152	536
Sales and marketing	620	1,312
General and administrative	672	1,389
Depreciation and amortization	128	223

Total costs and expenses	2,368	5,040

Loss from operations	(37)	(1,320)

Interest income	—	3
Interest expense	(73)	(69)

Net loss	$(110)	$(1,386)

Net loss per share:
Basic and diluted	$(0.00)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	24,209	24,197

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31, 2003	July 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,498	$1,567
Accounts receivable, less allowances of $526 and $494	698	1,023
Prepaid expenses and other current assets	235	157

Total current assets	2,431	2,747

Property and equipment, net of accumulated depreciation of $3,082 and $3,013	436	483
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Courseware and licenses, net of accumulated amortization of $2,563 and $2,499	538	604

Total assets	$10,150	$10,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$890	$1,061
Accrued expenses	634	826
Current portion of capital lease obligations	51	54
Other	230	255

Total current liabilities	1,805	2,196

Long-term debt	3,038	2,968
Obligations under capital leases, net of current portion	51	64

Total liabilities	4,894	5,228

Stockholders’ equity:
Common shares, par value $.001 per share;
authorized shares: 75,000,000; issued: 24,221,326	24	24
Additional paid-in capital	104,422	104,422
Accumulated deficit	(99,271)	(99,161)
Accumulated other comprehensive income	156	141
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	5,256	5,351

Total liabilities and stockholders’ equity	$10,150	$10,579

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2003	2002
Operating activities:
Net loss	$(110)	$(1,386)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	128	319
Non-cash interest	70	64
Loss on the disposal of fixed assets	1	—
Changes in operating assets and liabilities:
Accounts receivable, net	324	244
Prepaid expenses and other current assets	(77)	139
Accounts payable	(163)	(63)
Accrued expenses	(195)	(70)
Other	(25)	22

Net cash used in operating activities	(47)	(731)

Investing activities:
Purchase of property and equipment	(16)	(14)
Courseware and license purchases	—	(23)

Net cash used in investing activities	(16)	(37)

Financing activities:
Principal payments on capital leases	(16)	(15)

Net cash used in financing activities	(16)	(15)

Effects of exchange rate changes on cash	10	(13)

Net decrease in cash and cash equivalents	(69)	(796)
Cash and cash equivalents at the beginning of period	1,567	3,526

Cash and cash equivalents at the end of period	$1,498	$2,730

Supplementary disclosure of cash paid during the period for:
Interest	$3	$6

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(unaudited)

1. General

These interim consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. The results of operations for the three-month period ended October 31, 2003, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2004. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made in the prior-period consolidated financial statements to conform with the current-period presentation.

2. Comprehensive Income

The components of comprehensive income for the three months ended October 31, 2003 and 2002 are as follows:

	Three months ended October 31,
	2003	2002
Net loss	$(110)	$(1,386)
Other comprehensive income (loss):
Foreign currency translation adjustments	15	(2)

Comprehensive loss	$(95)	$(1,388)

3. New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective in its entirety at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement had no impact on the Company’s consolidated financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN No. 46, Consolidation of Variable Interest Entities (“VIE”). FIN No. 46 requires that if a company holds a controlling interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6, deferring the effective date of applying the provisions of FIN No. 46 to the first interim or annual period ending after December 15, 2003, for qualifying VIE’s. In addition, FASB plans to modify FIN No. 46 during the three months ending December 31, 2003. The Company does not expect that the adoption of FIN No. 46 will have a material impact on our consolidated financial condition or results of operations.

4. Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share, or basic EPS, of common stock was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Since the Company recorded losses for the three-month periods ended October 31, 2003 and 2002, the diluted EPS of common stock is the same as the basic EPS, as any potentially dilutive securities would be anti-dilutive.

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended October 31,
	2003		2002
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	24,209	24,209	24,197	24,197
Dilutive effect of stock option grants	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Shares for EPS	24,209	24,209	24,197	24,197

Net loss	$(110)	$(110)	$(1,386)	$(1,386)

Net loss per share	$(0.00)	$(0.00)	$(0.06)	$(0.06)

5. Goodwill and License Agreements

License agreements are those rights acquired from others through business combinations to produce and distribute courseware and other publications. License agreements are amortized on a straight-line basis over a period of seven years, subject to impairment based on the carrying value exceeding fair value. Goodwill is not amortized, but tested for impairment at least annually in accordance with SFAS, No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 on August 1, 2002 and identified one reporting unit and discontinued goodwill amortization at that time.

Intangible assets consist of the following:

	October 31, 2003		July 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
License agreements	$2,985	$2,563	$2,985	$2,499
Intangible assets not subject to amortization:
Goodwill	12,251	5,506	12,251	5,506

Total intangibles	$15,236	$8,069	$15,236	$8,005

Amortization expense related to intangible assets totaled $64 and $97 during the three months ended October 31, 2003 and 2002. The aggregate estimated amortization expense for intangible assets remaining as of October 31, 2003 is as follows:

Remainder of fiscal year 2004	$193
Fiscal year 2005	229

Total	$422

Net loss and net loss per share for the three months ended October 31, 2003 and 2002, adjusted to exclude goodwill amortization expense, is as follows:

	October 31, 2003	October 31, 2002
Net loss as reported	$(110)	$(1,386)
Amortization	—	97

Net loss as adjusted	$(110)	$(1,289)

Basic and diluted net loss per share as reported	$(0.00)	$(0.06)
Amortization	—	0.01

Basic and diluted net loss per share as adjusted	$(0.00)	$(0.05)

6. Valuation of Long-Lived Assets

The Company evaluates the carrying value of other long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If the total expected future undiscounted cash flow is less than the carrying value of the assets, a loss is recognized based on the amount by which the carrying value exceeds the asset’s fair value.

7. Stock-Based Compensation

The Company follows the accounting treatment prescribed by Accounting Principles Board, or APB, Opinion No. 25 in accounting for stock options issued to its employees and directors. Accordingly, no compensation expense was recognized in connection with the grant of options during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant.

SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirements of FASB No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended October 31,
	2003	2002
Net loss as reported	$(110)	$(1,386)
Deduct: Total stock-based employee compensation under fair-value based method	(244)	(453)

Pro forma net loss	$(354)	$(1,839)

Net loss per share – basic and diluted:
As reported	$(0.00)	$(0.06)

Pro forma	$(0.01)	$(0.08)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. Results for interim periods are not necessarily indicative of results for the full year. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including those discussed under “Additional Factors That May Affect Results of Operations and Market Price of Stock” on Page 11.

Overview

ProsoftTraining is a leading provider of information and communications technology (“ICT”) curriculum and certifications to help individuals develop, upgrade and validate critical ICT skills. We sell and license our content and certifications to academic institutions, commercial training centers, internal corporate training departments and individuals around the world.

Development of Business

ProsoftTraining was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Fixed costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and educational services to the technology training industry and building its propriety certification programs. The demand for instruction services declined sharply from fiscal year 2000 to fiscal year 2002. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero and effectively exited the services business. The Company has refocused its business on offering job-role certifications and proprietary content solutions to academic institutions and adult education providers.

Results of Operations

Revenues

Total revenues were $2.33 million in the three months ended October 31, 2003, compared with $3.72 million in the three months ended October 31, 2002, a decrease of 37 percent. Content revenues decreased $1.30 million, or 43 percent, to $1.73 million for the three months ended October 31, 2003, compared with $3.03 million for the three months ended October 31, 2002. The decline in content revenues was driven by continued weakness in corporate training budgets that resulted in sharply reduced purchases of our content products by our learning center customers.

Costs of Revenues

Costs of revenues decreased $0.78 million, or 50 percent, in the three months ended October 31, 2003, compared with the year-ago quarter. This decrease was primarily due to the decrease in content and services revenues and other cost reductions. Gross profit margin increased to 66 percent in the three months ended October 31, 2003, up from 58 percent for the three months ended October 31, 2002. The increase in gross profit margin was largely due to cost reduction measures implemented over the past year and our exit from the low-margin services business.

Content Development

Content development expenses decreased $0.38 million, or 72 percent, in the three months ended October 31, 2003 compared with the year-ago quarter. The decrease in content development expenses was largely the result of lower personnel costs associated with the strategic reduction in headcount implemented during the year.

Sales and Marketing

Sales and marketing expenses decreased $0.69 million, or 53 percent, to $0.62 million for the three months ended October 31, 2003, compared with $1.31 million for the three months ended October 31, 2002. The decrease was attributable to lower sales commissions and personnel costs associated with cost reductions implemented during the year. As a percent of revenue, sales and marketing expenses decreased by eight percentage points in the three months ended October 31, 2003, as compared with the three months ended October 31, 2002.

General and Administrative

General and administrative expenses were $0.67 million for the three months ended October 31, 2003, compared with $1.39 million for the year-ago quarter, a decrease of $0.72 million or 52 percent. The decrease was attributable to lower personnel costs, the Company’s relocation of its headquarters from Austin, Texas to Phoenix, Arizona in January 2003 and other cost reduction measures implemented during the year.

Depreciation and Amortization

Depreciation and amortization expenses decreased $0.09 million, or 43 percent, in the three months ended October 31, 2003, compared with the year-ago quarter. The decrease was primarily attributable to the closing of the Austin, Texas office.

Interest Income and Interest Expense

Interest expense was $0.07 million for the three months ended October 31, 2003 and 2002. Interest expense is attributable to the issuance of a $2.50 million Subordinated Secured Convertible Note in the first quarter of fiscal year 2002.

Liquidity and Capital Resources

Cash used in operating activities was $0.05 million in the three months ended October 31, 2003, compared with $0.73 million for the three months ended October 31, 2002, a decrease of $0.68 million. Cash used in operating activities for the three months ended October 31, 2003 was the result of a change in net operating assets and liabilities of $0.14 million, offset by the net loss adjusted for non-cash charges, of $0.09 million.

Cash used in investing activities was $0.02 million for the three months ended October 31, 2003, compared with $0.04 million in the same year-ago period. Cash used in investing activities for the three months ended October 31, 2003 was primarily related to the purchase of property and equipment.

Cash used in financing activities was $0.02 million in the three months ended October 31, 2003 and 2002 and was related to principal payments on capital leases.

We believe, based on current operations, that cash on hand will be sufficient to meet our cash requirements for at least the next 12 months. If future financing is required, we will seek to arrange a financing to meet our requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions.

The following summarizes our contractual cash obligations as of October 31, 2003 (in millions):

	Payments Due for the Periods Ending October 31,
	Year 2004	Year 2005	Year 2006	Total
Long term debt	$—	$—	$4.03	$4.03
Capital lease obligations	0.05	0.00	0.00	0.05
Operating leases	0.34	0.33	0.17	0.84

Total contractual cash obligations	$0.39	$0.33	$4.20	$4.92

Critical Accounting Policies

Our critical accounting policies are as follows:

Revenue recognition

The Company derives revenue from two primary sources: content and certification.

Content revenue includes fees received from the sale of course materials such as books, CD-ROM’s, Web-based course books, assessment products and content licenses. We recognize content revenue from the sale of course books and other products when they are shipped. Content licenses are either purchased on a fee-per-use basis or for a one-time fee. Revenue is recognized over the period in which we have a commitment for continuing involvement or obligation to provide services to the customer. In most cases no such commitment exists, and revenue is recognized when content is shipped.

Certification revenue includes fees paid by certification candidates to take our certification tests and annual fees received from our education partners, including CIW Authorized Training Providers. We recognize certification revenue when certification tests are administered, and partner fees over the period during which we have a commitment for continuing involvement or obligation to provide services to the partner.

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

Additional Factors that May Affect Results of Operations and Market Price of Stock

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, competitive advantage, market growth, future profitability, and factors affecting liquidity. Although we believe that these statements are reasonable in view of the facts available to us, no assurance can be given that all of these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere in this Form 10-Q and those discussed in our Annual Report on Form 10-K for the year ended July 31, 2003 on file with the SEC and subsequent reports on Forms 10-Q and 8-K.

Factors Affecting Liquidity

We are operating with limited cash resources. Based on our current activity and expectations we have sufficient cash resources for at least the next twelve months of operations. However, a moderate change to our revenue-generating capability or our expense structure could result in operating losses. Losses, if any, would erode our liquidity by further reducing cash resources.

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

Potential Delisting from the Nasdaq Stock Market

On October 7, 2002, the trading of our Common Stock was transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market as a result of our failure to satisfy the minimum $1.00 bid price per share requirement set forth in the Nasdaq Market Place Rules. However, in order to remain listed on the Nasdaq SmallCap Market, the Company must satisfy the $1.00 bid price requirement by having a Common Stock closing bid price of at least $1.00 for a minimum of ten consecutive days, which we have not done to date. On November 21, 2002, Nasdaq notified us that we had until May 19, 2003 to regain compliance with the bid price requirement. On March 11, 2003, the SEC declared effective Nasdaq’s rule, which extends compliance periods by an additional 90 days for issuers meeting certain more stringent financial criteria. On May 20, 2003, Nasdaq notified us that we had qualified for the additional grace period and had until August 18, 2003 to regain compliance. On August 19, 2003, Nasdaq notified us that as a result of our failure to satisfy the bid price requirement at the expiration of the grace period, the Company’s securities were immediately subject to delisting. On August 25, 2003 the Company requested a hearing, which stayed the delisting. On October 21, 2003, Nasdaq notified the Company that it had granted the Company an exception to the $1.00 bid price requirement through December 1, 2003, to allow for further developments in the SEC rule-making process regarding Nasdaq’s proposal to the SEC for modifications to its bid price rules. Under the Nasdaq proposal to the SEC, the Company could be eligible for an additional compliance period through no later than May 23, 2004. Nasdaq indicated that if we did not comply by December 1, 2003 and the SEC did not approve Nasdaq’s proposal, Nasdaq would provide us written notification that our securities will be delisted. As of December 10, 2003, Nasdaq had not provided the Company with any additional information. If Nasdaq delists our Common Stock, then our Common Stock may be traded on the OTC Bulletin Board or the “pink sheets”. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Markets, which could reduce the trading liquidity in our Common Stock or make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheets” stocks are often lightly traded or not traded at all on any given day. Any reduction in trading liquidity or active interest on the part of the investors in our Common Stock could have adverse consequences on our stockholders, either because of reduced market prices or the lack of a regular, active trading market for our Common Stock.

Possibility of Continuing Losses

We have incurred losses of approximately $99 million from our inception through October 31, 2003. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses or achieve sustained profitability. Should revenue decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

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

Need to Respond to Rapid Technological Changes

In our industry, technology advances rapidly and industry standards change frequently. To remain competitive, we must continually enhance our existing products and promptly introduce new products, services, and technologies to meet the changing demands of our customers. Our failure to respond to technological changes quickly would adversely affect our financial performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to our operations results primarily from changes in foreign currency exchange rates. A portion of our cash flow is expected to be received in non-U.S. currencies. In addition, a portion of our assets is held in foreign subsidiaries. Accordingly, we are exposed to foreign currency fluctuations against the U.S. dollar. Such exposure is not significant relative to our overall operations and we believe that the risk associated with our exposure will not have a material adverse impact on our consolidated results of operations.

Item 4. Controls and Procedures

Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) our Chief (principal) Executive Officer and Chief (principal) Financial Officer has concluded that such controls and procedures were effective as of the period covered by this report. In connection with such evaluation, no changes in our internal control over financial reporting was identified that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings, nor are we aware of any pending legal proceedings which would have a material affect on our operations.

Item 5. Other Information

We are not in compliance with the Nasdaq Market Place Rules for continued listing on the Nasdaq SmallCap Market. Nasdaq informed us in October 2003 that we had until December 1, 2003 to regain compliance by having a closing bid price of our Common Stock of at least $1.00 for a minimum of ten consecutive trading days, which we have not done. As of December 10, 2003, Nasdaq had not provided the Company with any additional information. See “Potential Delisting from the Nasdaq Stock Market” on page 12.

Item	6. Exhibits and Reports on Form 8-K

a) Exhibits

31	Section 302 Certification.
32	Section 1350 Certification.

b) Reports on Form 8-K

A Current Report on Form 8-K dated August 21, 2003, was filed with the Securities and Exchange Commission announcing that the Company had received a Nasdaq Staff Determination on August 19, 2003, indicating that its common stock did not qualify for continued listing on The Nasdaq SmallCap Market because the minimum bid price for Prosoft’s common stock remained below $1.00 and that the Company would request a hearing before a Nasdaq Listing Qualification Panel to review the Staff Determination.

A Current Report on Form 8-K dated October 28, 2003, was filed with the Securities and Exchange Commission announcing its financial results for its fourth quarter and fiscal year ended July 31, 2003. The Company also disclosed that a Nasdaq Listing Qualifications Panel had granted ProsoftTraining an exception to the $1.00 minimum bid price requirement to allow for further developments in the U.S. Securities and Exchange Commission rule-making process. The exception extended through December 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProsoftTraining

/s/ ROBERT G. GWIN
Robert G. Gwin
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated: December 10, 2003