Form 10-Q
period 2004-01-31
PROSOFTTRAINING COM
filed 2004-03-15
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended January 31, 2004

Commission File Number 000-21535

ProsoftTraining

(Exact name of Registrant as specified in its charter)

NEVADA	87-0448639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 N. 44th Street, Suite 600, Phoenix, AZ 85008

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (602) 794-4199

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

The number of shares of the registrants’ common stock, $.001 par value, outstanding as of March 12, 2004 was 24,221,326 shares.

PROSOFTTRAINING

PART I

Item 1. Financial Statements

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Revenues:
Content	$1,649	$2,182	$3,377	$5,212
Certification	347	647	950	1,273
Services	—	11	—	75

Total revenues	1,996	2,840	4,327	6,560

Costs and expenses:
Costs of revenues	635	1,256	1,431	2,836
Content development	143	420	296	957
Sales and marketing	684	877	1,305	2,190
General and administrative	615	1,376	1,286	2,764
Depreciation and amortization	126	279	254	502

Total costs and expenses	2,203	4,208	4,572	9,249

Loss from operations	(207)	(1,368)	(245)	(2,689)
Interest income	—	1	—	5
Interest expense	(79)	(73)	(151)	(142)

Net loss	$(286)	$(1,440)	$(396)	$(2,826)

Net loss per share: basic and diluted	$(0.01)	$(0.06)	$(0.02)	$(0.12)

Weighted average shares outstanding: basic and diluted	24,209	24,201	24,209	24,199

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31, 2004	July 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,210	$1,567
Accounts receivable, less allowances of $477 and $494	842	1,023
Prepaid expenses and other current assets	199	157

Total current assets	2,251	2,747

Property and equipment, net of accumulated depreciation of $3,158 and $3,013	379	483
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Licenses, net of accumulated amortization of $2,628 and $2,499	358	486
Other	110	118

Total assets	$9,843	$10,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$757	$1,061
Accrued expenses	713	826
Current portion of capital lease obligations	52	54
Other	158	255

Total current liabilities	1,680	2,196

Long-term debt	3,113	2,968
Obligations under capital leases, net of current portion	38	64

Total liabilities	4,831	5,228

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares: 75,000,000; issued: 24,221,326 shares	24	24
Additional paid-in capital	104,422	104,422
Accumulated deficit	(99,557)	(99,161)
Accumulated other comprehensive income	198	141
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	5,012	5,351

Total liabilities and stockholders’ equity	$9,843	$10,579

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2004	2003
Operating activities:
Net loss	$(396)	$(2,826)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	255	717
Non-cash interest	145	132
(Gain) loss on the disposal of fixed assets	(2)	112
Changes in operating assets and liabilities:
Accounts receivable, net	195	723
Prepaid expenses and other current assets	(32)	185
Accounts payable	(300)	(502)
Accrued expenses	(124)	(331)
Other	(96)	(123)

Net cash used in operating activities	(355)	(1,913)

Investing activities:
Purchase of property and equipment	(15)	(14)
Courseware and license purchases	—	(34)

Net cash used in investing activities	(15)	(48)

Financing activities:
Issuance of common stock	—	2
Principal payments on capital leases	(29)	(27)

Net cash used in financing activities	(29)	(25)

Effects of exchange rate changes on cash	42	37

Net decrease in cash and cash equivalents	(357)	(1,949)
Cash and cash equivalents at the beginning of period	1,567	3,525

Cash and cash equivalents at the end of period	$1,210	$1,576

Supplementary disclosure of cash paid during the period for:
Interest	$5	$10

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1. General

These interim consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. The results of operations for any interim period are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2004. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made in the prior-period consolidated financial statements to conform with the current-period presentation.

2. Comprehensive Income

The components of comprehensive income for the three and six months ended January 31, 2004 and 2003 are as follows:

	Three months ended January 31		Six months ended January 31
	2004	2003	2004	2003
Net loss	$(286)	$(1,440)	$(396)	$(2,826)
Other comprehensive income:
Foreign currency translation adjustments	42	46	57	44

Comprehensive loss	$(244)	$(1,394)	$(339)	$(2,782)

3. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 46, or FIN No. 46, Consolidation of Variable Interest Entities (“VIE”). FIN No. 46 requires that if a company holds a controlling interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. In December 2003, the FASB revised FIN No. 46 which, among other revisions, resulted in the deferral of the effective date of applying the provisions of FIN No. 46 to the first interim or annual period ending after March 15, 2004 for qualifying VIE’s. The Company does not expect that the adoption of FIN No. 46, as revised, will have a material impact on its consolidated financial condition or results of operations.

4. Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share, or basis EPS, of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each the period. Diluted earnings (loss) per share, or diluted EPS, is computed by dividing net income (loss) by the weighted average numbers of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and warrants. Since the Company recorded losses for all periods presented, the diluted EPS of common stock is the same as the basic EPS, as any potentially dilutive securities would be anti-dilutive.

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

Intangible assets consist of the following:

	January 31, 2004		July 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Licenses	$2,985	$2,628	$2,985	$2,499
Intangible assets not subject to amortization:
Goodwill	12,251	5,506	12,251	5,506

Total intangibles	$15,236	$8,134	$15,236	$8,005

Amortization expense related to intangible assets totaled $64 and $127 during the three and six months ended January 31, 2004 and 2003. The aggregate estimated amortization expense for intangible assets remaining as of January 31, 2004 is as follows:

Remainder of fiscal year 2004	$128
Fiscal year 2005	229

Total	$357

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

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirements of FASB No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended January 31,		Six Months Ended January 31,
	2004	2003	2004	2003
Net loss as reported	$(286)	$(1,440)	$(396)	$(2,826)
Deduct: Total stock-based employee compensation under fair-value based method	(233)	(438)	(460)	(876)

Pro forma net loss	$(519)	$(1,878)	$(856)	$(3,702)

Net loss per share – basic and diluted:
As reported	$(0.01)	$(0.06)	$(0.02)	$(0.12)

Pro forma	$(0.02)	$(0.08)	$(0.04)	$(0.15)

8. Subsequent Event

On February 23, 2004, the Company announced it had entered into a definitive plan of merger with Trinity Learning Corporation (OTC: TTYL), pursuant to which Trinity Learning will merge into a newly formed subsidiary of the Company. Under the terms of the agreement, the Company will issue one share of common stock in exchange for each outstanding Trinity Learning common share and will assume Trinity’s obligations under its existing warrant and option agreements and convertible notes. At closing, current Trinity Learning shareholders are expected to have a majority interest in the combined company, with the exact amount of the interest to be determined based upon the number of shares issued to Trinity shareholders prior to the merger as a result of their exercise of outstanding warrants and options and conversion of notes. The Board of Directors of the merged company will consist of eight members, six of who will be appointed by the current stockholders of Trinity Learning. The transaction is expected to close in the first half of 2004 and is contingent upon the fulfillment of certain conditions outlined in the merger agreement including, but not limited to, stockholder approval by each company, regulatory approval, satisfactory agreements being reached with certain secured creditors, and other customary conditions. The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. At closing, Prosoft will change its corporate name to Trinity Learning Corporation. Prosoft and its divisions will retain their existing brand names and identities in their current markets.

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

Development of Business

ProsoftTraining was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Fixed costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and educational services to the technology training industry and building its propriety certification programs. The demand for instruction services declined sharply from fiscal year 2000 to fiscal year 2002. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero and effectively exited the services business. The Company has refocused its business on offering job-role certifications and propriety content solutions to academic institutions and adult education providers.

Results of Operations

Revenues

Total revenues were $2.00 million in the three months ended January 31, 2004, compared with $2.84 million in the three months ended January 31, 2003, a decrease of $0.84 million. Total revenues decreased to $4.33 million in the six months ended January 31, 2004 from $6.56 million in the six months ended January 31, 2003, a decrease of $2.23 million. The decline in total revenues was driven by continuing weakness in corporate training budgets resulting in reduced purchases of our training products and certifications by our learning center customers and by overall softness in demand for technology training. In addition, academic customer purchases continue to be limited by budget constraints, though academic adoption for our programs continues to progress.

Costs of Revenues

Costs of revenues decreased $0.62 million, or 49 percent, compared with the year-ago quarter, and decreased $1.41 million, or 49 percent, compared with the year-ago six-month period. This decrease is related to the decrease in revenues. As a percentage of revenue, gross profit, defined as total revenues less costs of revenues, increased to 68 percent from 56 percent in the year-ago quarter and to 67 percent from 57 percent in the year-ago six-month period. The increase in gross profit percentage was largely due to cost reduction measures implemented over the past 12 months.

Content Development

Content development expenses decreased $0.28 million, or 66 percent, compared with the year-ago quarter and decreased $0.66 million, or 69 percent, compared with the year-ago six-month period. The decrease in content development expenses was attributable to lower personnel costs associated with the strategic reduction in headcount implemented during the year.

Sales and Marketing

Sales and marketing expenses decreased $0.19 million, or 22 percent, compared with the year-ago quarter, and decreased $0.88 million, or 40 percent, compared with the year-ago six month period. The decrease was attributable to lower revenues and associated sales commissions and a decrease in the number of sales employees.

General and Administrative

General and administrative expenses were $0.62 million for the current quarter compared with $1.38 million for the year-ago quarter, a reduction of $0.76 million, or 55 percent. General and administrative expenses decreased $1.48 million, or 53 percent, for the six months ended January 31, 2004, compared with the year-ago six-month period. The decrease was primarily attributable to lower personnel costs and the closing of our Austin, Texas and Santa Ana, California offices.

Depreciation and Amortization

Depreciation and amortization expenses decreased 55 percent compared with the year-ago quarter and decreased 49 percent compared with the year-ago six-month period. The decrease was attributable to the closing of the Austin, Texas and Santa Ana, California offices.

Interest Income and Interest Expense

Interest expense is attributable to a $2.50 million, Subordinated Secured Convertible Note issued in October 2001 that carries a 10 percent interest rate.

Liquidity and Capital Resources

Net cash used in operating activities was $0.36 million in the six months ended January 31, 2004, compared with $1.91 million for the six months ended January 31, 2003, a decrease of $1.55 million. Cash used in operating activities for the six months ended January 31, 2004 was the result of our net loss.

Net cash used in investing activities was $0.02 million for the six months ended January 31, 2004, compared with $0.05 million in the same year-ago period. The decrease in cash used in investing activities was primarily due to a decrease in courseware expenditures.

Net cash used in financing activities was $0.03 million in the six months ended January 31, 2004 and 2003, which consists of payments on capital leases.

Management believes that cash on hand and any cash provided by operations will be sufficient to meet our cash requirements for at least the next twelve months. However, if future financing is required, we will seek to arrange a financing to meet our requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. There can be no assurance that external sources of financing will be available if needed or that we will be able to obtain any additional financing required to fund our cash needs on reasonable terms, or at all.

The following summarizes our contractual cash obligations as of January 31, 2004 (in millions):

	Payments Due for the Twelve Months Ended January 31,
	2005	2006	2007	Total
Long term debt	$—	$—	$4.03	$4.03
Capital lease obligations	0.06	0.04	—	0.10
Operating leases	0.29	0.33	0.08	0.70

Total contractual cash obligations	$0.35	$0.37	$4.11	$4.83

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

Additional Factors That May Affect Results of Operations and Market Price of Stock

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding the announced merger with Trinity Learning, future financing needs, changes in business strategy, competitive advantage, market growth, future profitability, and factors affecting liquidity. Although we believe that these statements are reasonable in view of the facts available to us, no assurance can be given that these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere in this Form 10-Q and those discussed in our Annual Report on Form 10-K for the year ended July 31, 2003 on file with the SEC and subsequent reports on Forms 10-Q and 8-K.

Factors Affecting Liquidity

We are operating with limited cash resources. Based on our current activity and expectations we have sufficient cash resources for at least the next twelve months of operations. However, a moderate change to our revenue-generating capability or our expense structure could result in increased operating losses. Increased losses would erode our liquidity by further reducing cash resources.

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

Potential Delisting from the Nasdaq Stock Market

On October 7, 2002, the trading of our Common Stock was transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market as a result of our failure to satisfy the minimum $1.00 bid price per share requirement set forth in the Nasdaq Market Place Rules. However, in order to remain listed on the Nasdaq SmallCap Market, the Company must satisfy the $1.00 bid price requirement by having a Common Stock closing bid price of at least $1.00 for a minimum of ten consecutive days, which we have not done to date. On November 21, 2002, Nasdaq notified us that we had until May 19, 2003 to regain compliance with the bid price requirement. On March 11, 2003, the SEC declared effective Nasdaq’s rule, which extends compliance periods by an additional 90 days for issuers meeting certain more stringent financial criteria. On May 20, 2003, Nasdaq notified us that we had qualified for the additional grace period and had until August 18, 2003 to regain compliance. On August 19, 2003, Nasdaq notified us that as a result of our failure to satisfy the bid price requirement at the expiration of the grace period, the Company’s securities were immediately subject to delisting. On August 25, 2003 the Company requested a hearing, which stayed the delisting. On October 21, 2003, Nasdaq notified the Company that it had granted the Company an exception to the $1.00 bid price requirement through December 1, 2003, to allow for further developments in the SEC rule-making process regarding Nasdaq’s proposal to the SEC for modifications to its bid price rules. Nasdaq indicated that if we did not comply by December 1, 2003 and the SEC did not approve Nasdaq’s proposal, Nasdaq would provide us written notification that our securities would be delisted. On January 12, 2004, Nasdaq notified the Company that a Nasdaq Listing Qualifications Panel determined that ProsoftTraining is entitled to an extension period within which to remedy its $1.00 minimum bid price deficiency, through not later than May 23, 2004. The Panel based its decision upon SEC approval of modifications to Nasdaq’s Marketplace Rule 4310(C)(8)(D), and upon the Company’s continued compliance with all requirements for initial listing other than bid price.

If we do not remedy the $1.00 minimum bid price deficiency by May 23, 2004 and if Nasdaq delists our Common Stock, then our Common Stock may be traded on the OTC Bulletin Board or the “pink sheets”. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq markets, which could reduce the trading liquidity in our Common Stock or make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheets” stocks are often lightly traded or not traded at all on any given day. Any reduction in trading liquidity or active interest on the part of the investors in our Common Stock could have adverse consequences on our stockholders, either because of reduced market prices or the lack of a regular, active trading market for our Common Stock.

Possibility of Continuing Losses

We have incurred losses of approximately $100 million from our inception through January 31, 2004. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses or achieve sustained profitability. Should revenues decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

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

Item 5. Other Information

We are not in compliance with the Nasdaq Marketplace Rules for continued listing on the Nasdaq SmallCap Market. We have until not later than May 23, 2004 to regain compliance by having a closing bid price of our Common Stock of at least $1.00 for a minimum of ten consecutive trading days. If we do not comply by not later than May 23, 2004, Nasdaq has indicated it will provide written notification that our Common Stock will be delisted from Nasdaq for failure to satisfy the Nasdaqmarket Place Rules.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

31	Section 302 Certification.

32	Section 1350 Certification.

b) Reports on Form 8-K

A current Report on Form 8-K dated November 19, 2003, was filed with the SEC announcing the Company’s financial results for its fiscal first quarter ended October 31, 2003.

A current Report on Form 8-K dated December 12, 2003, was filed with the SEC announcing that a Nasdaq Listing Qualifications Panel had granted the Company an exception to the $1.00 minimum bid price requirement to allow for further developments in the SEC rule-making process. The exception extended through January 30, 2004.

A current Report on Form 8-K dated January 14, 2004, was filed with the SEC announcing that a Nasdaq Listing Qualifications Panel had determined that the Company is entitled to an extension period within which to remedy its $1.00 minimum bid price deficiency, through not later than May 23, 2004. The Panel based its decision upon the SEC’s recent approval of certain modifications to Nasdaq’s Marketplace Rule 4310(C)(8)(D), and upon the Company’s continued compliance with all requirements for initial listing other than bid price.

A current Report on Form 8-K dated February 22, 2004 was filed with the SEC announcing that the Company had entered into a merger agreement with Trinity Learning Corporation.

A current Report on Form 8-K dated February 24, 2004 was filed with the SEC furnishing the text of a joint statement read by Robert Gwin, chief executive officer of the Company, and Douglas D. Cole, chief executive officer of Trinity Learning Corporation, during a conference call to stockholders and other interested parties concerning the proposed merger between the Company and Trinity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProsoftTraining
Dated: March 12, 2004
/s/ ROBERT G. GWIN
Robert G. Gwin
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)