Form 10-Q
period 2004-04-30
PROSOFTTRAINING COM
filed 2004-06-14
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended April 30, 2004

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

The number of shares of the registrants’ common stock, $.001 par value, outstanding as of June 10, 2004 was 24,309,414 shares.

PROSOFTTRAINING

PART I

Item 1. Financial Statements

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Revenues:
Content	$1,552	$2,023	$4,929	$7,235
Certification	416	663	1,366	1,936
Services	—	10	—	85

Total revenues	1,968	2,696	6,295	9,256

Costs and expenses:
Costs of revenues	662	966	2,093	3,802
Content development	147	293	443	1,250
Sales and marketing	704	616	2,009	2,806
General and administrative	792	592	2,078	3,356
Depreciation and amortization	121	165	375	666
Gain on settlement of liability	—	(370)	—	(370)

Total costs and expenses	2,426	2,262	6,998	11,510

Income (loss) from operations	(458)	434	(703)	(2,254)
Interest income	—	—	—	5
Interest expense	(76)	(73)	(227)	(216)

Net income (loss)	$(534)	$361	$(930)	$(2,465)

Net income (loss) per share: basic and diluted	$(0.02)	$0.01	$(0.04)	$(0.10)

Weighted average shares outstanding:
Basic	24,229	24,209	24,216	24,203

Diluted	24,229	24,695	24,216	24,203

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2004	July 31, 2003
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$680	$1,567
Accounts receivable, less allowances of $544 and $494	704	1,023
Prepaid expenses and other current assets	133	157

Total current assets	1,517	2,747

Property and equipment, net of accumulated depreciation of $3,204 and $3,013	325	483
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Licenses, net of accumulated amortization of $2,691 and $2,499	294	486
Other	99	118

Total assets	$8,980	$10,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$602	$1,061
Accrued expenses	621	826
Current portion of capital lease obligations	61	54
Other	11	255

Total current liabilities	1,295	2,196
Long-term debt	3,189	2,968
Obligations under capital leases, net of current portion	33	64

Total liabilities	4,517	5,228

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares: 75,000,000; issued: 24,321,326 shares	24	24
Additional paid-in capital	104,436	104,422
Accumulated deficit	(100,091)	(99,161)
Accumulated other comprehensive income	169	141
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	4,463	5,351

Total liabilities and stockholders’ equity	$8,980	$10,579

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2004	2003

Operating activities:
Net loss	$(930)	$(2,465)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	372	946
Non-cash interest	221	201
Gain on settlement of liability	—	(370)
Loss on the disposal of fixed assets	—	113
Changes in operating assets and liabilities:
Accounts receivable, net	325	928
Prepaid expenses and other current assets	43	297
Accounts payable	(451)	(1,185)
Accrued expenses	(212)	(571)
Other	(244)	230

Net cash used in operating activities	(876)	(1,876)

Investing activities:
Purchase of property and equipment	(18)	(14)
Courseware and license purchases	—	(35)

Net cash used in investing activities	(18)	(49)

Financing activities:
Issuance of common stock	14	2
Principal payments on capital leases	(25)	(40)

Net cash used in financing activities	(11)	(38)

Effects of exchange rate changes on cash	18	63

Net decrease in cash and cash equivalents	(887)	(1,900)
Cash and cash equivalents at the beginning of period	1,567	3,525

Cash and cash equivalents at the end of period	$680	$1,625

Supplementary disclosure of cash paid during the period for:
Interest	$5	$15

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

2. Comprehensive Income (Loss)

The components of comprehensive income for the three and nine months ended April 30, 2004 and 2003 are as follows:

	Three months ended April 30		Nine months ended April 30
	2004	2003	2004	2003
Net income (loss)	$(534)	$361	$(930)	$(2,465)
Other comprehensive income (loss):
Foreign currency translation adjustments	(29)	26	28	63

Comprehensive income (loss)	$(563)	$387	$(902)	$(2,402)

3. New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 46, or FIN No. 46, Consolidation of Variable Interest Entities (“VIE”). FIN No. 46 requires that if a company holds a controlling interest in a VIE, the assets, liabilities and results of the VIE’s activities should be consolidated in the entity’s financial statements. In December 2003, the FASB revised FIN No. 46 (“FIN 46R”), which among other revisions, resulted in the deferral of the effective date of applying the provisions of FIN No. 46 to the first interim or annual period ending after March 15, 2004 for qualifying VIE’s. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial condition or results of operations.

4. Income (Loss) Per Share of Common Stock

Basic income (loss) per share of common stock is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during each the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average numbers of common shares and common share equivalents outstanding (if dilutive) during each period. Common share equivalents include stock options and warrants.

The following represents a reconciliation of weighted-average common shares outstanding for purposes of calculating basic and diluted net income (loss) per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Weighted-average shares outstanding—basic	24,229	24,209	24,216	24,203
Common share equivalents:
Stock options	—	148	—	—
Warrants	—	338	—	—

Weighted-average shares outstanding—diluted	24,229	24,695	24,216	24,203

5. Goodwill and License Agreements

License agreements are those rights acquired from others through business combinations to produce and distribute courseware and other publications. License agreements are amortized on a straight-line basis over a period of seven years, subject to impairment based on the carrying value exceeding fair value. Goodwill is not amortized, but tested for impairment at least annually in accordance with SFAS, No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 on August 1, 2002 and identified one reporting unit and discontinued goodwill amortization at that time. Based on the Company’s test for impairment, no impairment existed at April 30, 2004.

Intangible assets consist of the following:

	April 30, 2004		July 31, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Licenses	$2,985	$2,691	$2,985	$2,499
Intangible assets not subject to amortization:
Goodwill	12,251	5,506	12,251	5,506

Total intangibles	$15,236	$8,197	$15,236	$8,005

Amortization expense related to intangible assets totaled $63 and $192 during the three and nine months ended April 30, 2004 and 2003. The aggregate estimated amortization expense for intangible assets remaining as of April 30, 2004 is as follows:

Remainder of fiscal year 2004	$65
Fiscal year 2005	229

Total	$294

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2004	2003	2004	2003
Net income (loss) as reported	$(534)	$361	$(930)	$(2,465)
Deduct: Total stock-based employee compensation under fair-value based method	(249)	(802)	(703)	(2,407)

Pro forma net loss	$(783)	$(441)	$(1,633)	$(4,872)

Net income (loss) per share—basic and diluted:
As reported	$(0.02)	$0.01	$(0.04)	$(0.10)

Pro forma	$(0.03)	$(0.02)	$(0.07)	$(0.20)

8. Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets ranging from five to seven years for furniture, fixtures, office equipment and software and two years for computers. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the estimated remaining terms of the leases.

9. Proposed Merger with Trinity Learning Corporation

On February 23, 2004, the Company entered into a definitive plan of merger with Trinity Learning Corporation (“Trinity Learning”), pursuant to which Trinity Learning will merge into a newly formed subsidiary of the Company. Under the terms of the agreement, the Company will issue one share of common stock in exchange for each outstanding Trinity Learning common share and will assume Trinity Learning’s obligations under its existing warrant and option agreements and convertible notes. At closing, current Trinity Learning shareholders are expected to have a majority interest in the combined company, with the exact amount of the interest to be determined based upon the number of shares issued to Trinity Learning shareholders prior to the merger as a result of their exercise of outstanding warrants and options and conversion of notes. The Board of Directors of the merged company will consist of eight members, six of whom will be appointed by the current stockholders of Trinity Learning. The transaction is expected to close in the third calendar quarter of 2004 and is contingent upon the fulfillment of certain conditions outlined in the merger agreement including, but not limited to, stockholder approval by each company, regulatory approval, and other customary conditions. The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. At closing, Prosoft will change its corporate name to Trinity Learning Corporation. Prosoft and its divisions will retain their existing brand names and identities in their current markets. On June 10, 2004, the company filed a Registration Statement on Form S-4 that included the preliminary joint proxy statement/prospectus relating to the merger and the other transactions contemplated by the merger agreement.

10. Subsequent Event

On June 4, 2004, the Company entered into an Exchange Agreement with Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) under which the Company agreed, effective upon the closing of the proposed merger of Trinity Learning and the Company, to issue to Hunt Capital a ten-year warrant to purchase 4,981,754 shares of the Company’s common stock at $.001 per share in full satisfaction of Hunt Capital’s payment rights under the Rights Agreement dated October 16, 2001 between Hunt Capital and the Company. In addition, as part of the Exchange Agreement Hunt Capital agreed to vote its shares of the Company’s common stock in favor of the Trinity Learning merger and waive its right to accelerate as a result of the merger its convertible note from the Company. The Exchange Agreement also provides that Hunt Capital’s rights to convert the note and exercise any of its warrants to purchase the Company’s common stock are limited so that Hunt Capital may not exercise such rights to the extent Hunt Capital would then beneficially own shares of the Company’s common stock in excess of 9.95% of the common stock then issued and outstanding. This limitation terminates on the maturity date of the note, October 16, 2006, and may be waived by Hunt Capital under limited circumstances, including upon a default by the Company under the note or upon a sale or change of control of the Company.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. Results for interim periods are not necessarily indicative of results for the full year. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including those discussed under “Additional Factors That May Affect Results of Operations and Market Price of Stock” on Page 12.

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

Proposed Merger with Trinity Learning Corporation

On February 23, 2004, the Company entered into a definitive plan of merger with Trinity Learning, pursuant to which Trinity Learning will merge into a newly formed subsidiary of the Company. Under the terms of the agreement, the Company will issue one share of common stock in exchange for each outstanding Trinity Learning common share and will assume Trinity Learning’s obligations under its existing warrant and option agreements and convertible notes. At closing, current Trinity Learning shareholders are expected to have a majority interest in the combined company, with the exact amount of the interest to be determined based upon the number of shares issued to Trinity Learning shareholders prior to the merger as a result of their exercise of outstanding warrants and options and conversion of notes. The Board of Directors of the merged company will consist of eight members, six of whom will be appointed by the current stockholders of Trinity Learning. The transaction is expected to close in the third calendar quarter of 2004 and is contingent upon the fulfillment of certain conditions outlined in the merger agreement including, but not limited to, stockholder approval by each company, regulatory approval, and other customary conditions. The merger is intended to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended. At closing, Prosoft will change its corporate name to Trinity Learning Corporation. Prosoft and its divisions will retain their existing brand names and identities in their current markets. On June 10, 2004, the company filed a Registration Statement on Form S-4 that included the preliminary joint proxy statement/prospectus relating to the merger and the other transactions contemplated by the merger agreement.

The discussion below represents our historical results only.

Results of Operations

Revenues

Total revenues were $1.97 million in the three months ended April 30, 2004, compared with $2.70 million in the three months ended April 30, 2003, a decrease of $0.73 million. Total revenues decreased to $6.30 million in the nine months ended April 30, 2004 from $9.26 million in the nine months ended April 30, 2003, a decrease of $2.96 million. The decline in total revenues was driven by continued overall softness in demand for corporate technology training and certifications resulting in reduced purchases of our training products and certifications by our learning center customers. In addition, academic customer purchases continue to be limited by budget constraints, though academic adoption for our programs continues to progress.

Costs of Revenues

Costs of revenues decreased $0.30 million, or 31 percent, compared with the year-ago quarter, and decreased $1.71 million, or 45 percent, compared with the year-ago nine-month period. This decrease is related to the decrease in revenues. As a percentage of revenue, gross profit, defined as total revenues less costs of revenues, was 66 percent compared with 64 percent in the year-ago quarter and increased to 67 percent from 59 percent in the year-ago nine-month period. The increase in gross profit percentage was largely due to cost reduction measures implemented during the second half of fiscal year 2003.

Content Development

Content development expenses decreased $0.15 million, or 50 percent, compared with the year-ago quarter and decreased $0.81 million, or 65 percent, compared with the year-ago nine-month period. The decrease in content development expenses was attributable to lower personnel costs associated with the strategic reduction in headcount implemented during the year.

Sales and Marketing

Sales and marketing expenses increased $0.09 million, or 14 percent, compared with the year-ago quarter and decreased $0.80 million, or 28 percent, compared with the year-ago nine month period. The increase in the current quarter compared with the year ago quarter was attributable to increases in marketing expenditures and in the number of sales employees during the quarter ended April 30, 2004. The decrease for the nine months ended April 30, 2004 compared with the year-ago nine month period was attributable to lower revenues and associated sales commissions.

General and Administrative

General and administrative expenses were $0.79 million for the current quarter compared with $0.59 million for the year-ago quarter, an increase of $0.20 million, or 34 percent. General and administrative expenses decreased by $1.28 million, or 38 percent, for the nine months ended April 30, 2004, compared with the year-ago nine-month period. The increase in the current quarter compared with the year-ago quarter was attributable to a $0.16 million reduction in the allowance for doubtful accounts and a $0.20 million reduction in professional fees and services during the quarter ended April 30, 2003, offset by lower expenses associated with workforce reductions since that time. The decrease in general and administrative expenses for the nine months ended April 30, 2004 compared with the year-ago nine-month period was primarily attributable to lower personnel costs from the workforce reductions and to the closing of our Austin, Texas office.

Depreciation and Amortization

Depreciation and amortization expenses decreased 27 percent compared with the year-ago quarter and decreased 44 percent compared with the year-ago nine-month period. The decrease was attributable to the closing of the Austin, Texas and Santa Ana, California offices.

Gain on Settlement of Liability

During the quarter ended April 30, 2003, the Company settled a $0.50 million liability for $0.13 million. The liability was related to a courseware license that was written-off in the quarter ended April 30, 2002.

Interest Income and Interest Expense

Interest expense is attributable to a $2.50 million Subordinated Secured Convertible Note issued in October 2001, plus capitalized interest. The note carries a 10 percent interest rate and does not require any cash interest payments until maturity.

Liquidity and Capital Resources

Net cash used in operating activities was $0.88 million in the nine months ended April 30, 2004, compared with $1.88 million for the nine months ended April 30, 2003, a decrease of $1.00 million. Cash used in operating activities for the nine months ended

April 30, 2004 resulted from our net loss for the period of $0.93 million and working capital requirements of $0.54 million, offset by non-cash expenditures of $0.59 million.

Net cash used in investing activities was $0.02 million for the nine months ended April 30, 2004, compared with $0.05 million in the same year-ago period. The decrease in cash used in investing activities was due to a decrease in courseware expenditures.

Net cash used in financing activities was $0.01 million in the nine months ended April 30, 2004, compared with $0.04 in the same year-ago period. The decrease in cash used in financing activities was due to the exercise of stock options and the decrease in capital lease payments.

The proposed merger with Trinity Learning has required approximately $0.15 million of cash expenditures to date for professional services, including approximately $0.08 during the quarter ended April 30, 2004. The merger will require substantial additional cash outlays through closing, primarily for additional professional services and the printing and distribution of the definitive joint proxy statement/prospectus. A significant amount of these costs will be incurred whether or not the merger is completed.

Our current cash position may not be sufficient to continue to support existing operations absent an increase in revenues or a reduction in operating expenses. A moderate adverse change to our revenue-generating capability or our expense structure would result in increased operating losses, which would erode our cash resources. Given our relatively small size and historical operating results, our access to capital is limited. Should we need to raise additional funds, we cannot be certain that we will be able to obtain them on terms satisfactory to us. If we could not raise additional funds on terms satisfactory to us, we would be forced to raise funds on terms that we would not otherwise accept, seek funds through other means such as the sale of some or all of our assets or operations, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operations.

The following summarizes our contractual cash obligations as of April 30, 2004 (in millions):

	Payments Due for the Twelve Months Ended April 30,
	2005	2006	2007	Total
Long-term debt	$—	$—	$4.03	$4.03
Capital lease obligations	0.06	0.03	—	0.09
Operating leases	0.34	0.34	—	0.68

Total contractual cash obligations	$0.40	$0.37	$4.03	$4.80

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

Additional Factors That May Affect Results of Operations and Market Price of Stock

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding the proposed merger with Trinity Learning, future financing needs, changes in business strategy, competitive advantage, market growth, future profitability, and factors affecting liquidity. Although we believe that these statements are reasonable in view of the facts available to us, no assurance can be given that these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere in this Form 10-Q and those discussed in our Annual Report on Form 10-K for the year ended July 31, 2003 on file with the SEC and subsequent reports on Forms 10-Q and 8-K. Additional factors related to our business and Trinity Learning and the proposed merger are described in our Registration Statement on Form S-4. We undertake no obligation to update this forward-looking information.

Factors Affecting Liquidity

We cannot be certain that the proposed merger with Trinity Learning will close. The proposed merger has required approximately $0.15 million of cash expenditures to date for professional services. The merger will require substantial additional cash outlays through closing, primarily for additional professional services and the printing and distribution of the definitive joint proxy statement/prospectus. A significant amount of these costs will be incurred whether or not the merger is completed. Failure to complete the merger could have a material adverse impact on our results of operations and financial condition because we would have incurred significant transaction-related expenses without realizing the expected benefits of the transaction.

Our current cash position may not be sufficient to continue to support existing operations absent an increase in revenues or a reduction in operating expenses. A moderate adverse change to our revenue-generating capability or our expense structure would result in increased operating losses, which would erode our cash resources. Given our relatively small size and historical operating results, our access to capital is limited. Should we need to raise additional funds, we cannot be certain that we will be able to obtain them on terms satisfactory to us. If we could not raise additional funds on terms satisfactory to us, we would be forced to raise funds on terms that we would not otherwise accept, seek funds through other means such as the sale of some or all of our assets or operations, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Potential Delisting from the Nasdaq Stock Market

On October 7, 2002, the trading of our Common Stock was transferred from the Nasdaq National Market System to the Nasdaq SmallCap Market as a result of our failure to satisfy the minimum $1.00 bid price per share requirement set forth in the Nasdaq Market Place Rules. However, in order to remain listed on the Nasdaq SmallCap Market, the Company was required to satisfy the $1.00 bid price requirement by having a closing bid price of its Common Stock of at least $1.00 for a minimum of ten consecutive days, which the Company, after several extensions from Nasdaq, achieved in April 2004.

If we again incur a minimum bid price deficiency and if Nasdaq subsequently determines to delist our Common Stock, then our Common Stock may be traded on the OTC Bulletin Board or the “pink sheets”. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq markets, which could reduce the trading liquidity in our Common Stock or make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheets” stocks are often lightly traded or not traded at all on any given day. Any reduction in trading liquidity or active interest on the part of the investors in our Common Stock could have adverse consequences on our stockholders, either because of reduced market prices or the lack of a regular, active trading market for our Common Stock.

Possibility of Continuing Losses

We have incurred losses of approximately $100 million from our inception through April 30, 2004. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses or maintain profitability. Should revenues decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

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

Volatility of Stock Price

Our Common Stock has experienced substantial price volatility, which may continue in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our Common Stock. In addition to such broad market fluctuations, factors such as, but not limited to, the following may have a significant effect on the market price of our Common Stock:

•	the delisting of our Common Stock from the Nasdaq SmallCap Market;

•	fluctuations in our operating results;

•	the perception by others of our ability to obtain any necessary new financing;

•	a limited trading market for our Common Stock; and

•	announcements of new ventures or products and services by our competitors or us.

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

PART II

Item 5. Other Information

The Company is currently in compliance with the listing maintenance requirements of the Nasdaq SmallCap Market. However, Nasdaq has notified the Company that, based on Nasdaq Staff’s analysis, the proposed merger with Trinity Learning Corporation would be considered a “reverse merger” by Nasdaq. The Company has appealed the Nasdaq Staff determination and will receive a hearing with a Nasdaq Listing Qualifications panel shortly. Should the Company’s appeal be denied, following the closing of the merger with Trinity Learning Corporation the combined company would be required to meet the initial listing requirements of the Nasdaq SmallCap Market in order to be listed on that exchange.

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

A current Report on Form 8-K dated March 10, 2004, was filed with the SEC announcing the Company’s financial results for its fiscal second quarter ended January 31, 2004.

A current Report on Form 8-K dated April 29, 2004, was filed with the SEC announcing Nasdaq has determined that the Company had regained compliance with the bid price requirement for continued listing on the Nasdaq SmallCap Market.

A current Report on Form 8-K dated June 4, 2004, was filed with the SEC announcing that the Company had entered into an Exchange Agreement with Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) under which the Company agreed, effective upon the closing of the proposed merger of Trinity Learning Corporation (“Trinity Learning”) and the Company, to issue to Hunt Capital a ten-year warrant to purchase 4,981,754 shares of the Company’s common stock at $.001 per share in full satisfaction of Hunt Capital’s payment rights under the Rights Agreement dated October 16, 2001 between Hunt Capital and the Company. In addition, as part of the Exchange Agreement Hunt Capital agreed to vote its shares of the Company’s Common Stock in favor of the Trinity Learning merger and waive its right to accelerate as a result of the merger its convertible note from the Company. The Exchange Agreement also provides that Hunt Capital’s rights to convert the note and exercise any of its warrants to purchase the Company’s common stock are limited so that Hunt Capital may not exercise such rights to the extent Hunt Capital would then beneficially own shares of the Company’s Common Stock in excess of 9.95% of the Common Stock then issued and outstanding. This limitation terminates on the maturity date of the note, October 16, 2006, and may be waived by Hunt Capital under limited circumstances, including upon a default by the Company under the note or upon a sale or change of control of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProsoftTraining
Dated: June 14, 2004

/s/ ROBERT G. GWIN
Robert G. Gwin Chairman of the Board and Chief Executive Officer (Principal Executive Officer)