Form 10-K
period 2004-07-31
ProsoftTraining
filed 2004-10-29
CIK 1018693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2004

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

The aggregate market value of common stock held by non-affiliates (excludes outstanding shares beneficially owned by directors and officers) as of October 27, 2004, was approximately $8.0 million. As of such date 24,309,624 shares of common stock, $.001 per value, were outstanding.

Part III is incorporated by reference from the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2004.

PROSOFTTRAINING

PART I

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

ITEM I. BUSINESS

Organization History

ProsoftTraining (“Prosoft” or the “Company” or “we” or “our”) was originally incorporated under the laws of the State of Nevada as Tel-Fed, Inc. (“Tel-Fed”). Beginning in February 1995, the Company’s business was operated as a sole proprietorship (the “Proprietorship”). In December 1995, Pro-Soft Development Corp., a California corporation (“Old ProSoft”), was incorporated and acquired the business from the Proprietorship effective January 1, 1996. In March 1996, Tel-Fed entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Old ProSoft and the Old ProSoft stockholders. Under the terms of the Reorganization Agreement, Old ProSoft stockholders received one share of Tel-Fed common stock in exchange for each of their shares of Old ProSoft, and Old ProSoft became a wholly-owned subsidiary of Tel-Fed (the “Reorganization”). As part of the Reorganization, all of the executive officers and directors of Tel-Fed resigned and the executive officers and directors of Old ProSoft became the executive officers and directors of Tel-Fed and the Company changed its name from Tel-Fed, Inc. to ProSoft Development, Inc. The Company changed its name to Prosoft I-Net Solutions, Inc. in October 1996, to ProsoftTraining.com. in December 1998, and to ProsoftTraining in July 2001.

Businesses

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

The Company’s content is focused on education and training for job-role and vendor-specific certifications. Other products offered by Prosoft assist in developing proficiency in specific computer programs, programming languages or operating systems. As of July 2004, the Company’s library consisted of approximately 800 unique course titles covering software and hardware products, programming, and certification programs such as, A+, Network+, Microsoft, Linux, Cisco, Sun and the Company’s proprietary certification programs including CIW, CCNT, and Convergent Technologies Professional (“CTP”). Many of these titles are produced in multiple learning modalities such as instructor-led training (“ILT”), Web-based training (“WBT”), and computer-based training (“CBT”) and often include supplementary assessment products. These products are also sold combined into a “blended learning” offering called Classroom-in-a-Box.

Content Distribution

Through its ComputerPREP division, Prosoft has built a distribution network with a wide range of customers including academic institutions, commercial training centers, corporations, and individuals. The

Company provides products to a diverse client list that includes New Horizons, Corinthian Colleges, NETg, IKON Office Solutions, CompUSA, American Express, IBM, General Dynamics, Chevron, Proctor & Gamble, Dupont, SBC Communications, Iwatsu, Mitel, Toshiba, Inter-Tel, AT&T, Avaya, Panasonic, CALPERS, the NYSE, the Food & Drug Administration, the Federal Aviation Administration, the Federal Reserve Bank, the Department of State, the U.S. Naval Academy, the U.S. Air Force, the U.S. Department of Agriculture, the Pennsylvania House of Representatives, and a broad variety of community colleges, technical colleges and high schools. The learning center channel represented approximately 37 percent of Prosoft’s fiscal year 2004 content revenues, followed by 34 percent for the academic channel and 23 percent for corporate customers.

ComputerPREP also manages an authorized channel of over 500 CIW Authorized Training Providers (“ATP”) and Authorized Academic Partners (“AAP”) worldwide. Commercial channel partners generally pay a small membership fee for the rights to sell and teach Official Curriculum while academic channel partners usually agree to place a minimum courseware order when joining the authorized channel program.

ComputerPREP seeks to establish a competitive advantage by distributing in-house developed education solutions for IT job certifications such as CIW, A+, MOS and Network+. ComputerPREP proprietary curriculum provides a comprehensive ILT solution that includes innovative features, integrates classroom and Web-based learning, and appeals to a wide variety of learners. ComputerPREP classroom materials for A+, Network+, Linux+ and Security+ have earned the CompTIA Authorized Quality Curriculum seal of approval. This third-party review, conducted by ProCert Labs, states that it “highly recommends” the curriculum to ICT educators and learners.

ComputerPREP offers academic market versions of all of its major products and has pursued a focused initiative to increase revenue from the academic channel. Its education solutions include a classroom-based assessment that allows teachers to control questions and monitor scores. Academic products also include syllabi, extra labs, WebCT cartridges, Blackboard e-packs and other teaching aids that meet the needs of this market. All of these features can be purchased in a single product package called Classroom-in-a-Box.

Prosoft has reached agreement with seven states for the endorsement and implementation of the CIW program in their education systems. These arrangements position the Company to provide states, school districts and workforce development agencies with education solutions designed to integrate an industry-standard certification into statewide curricula. Prosoft believes it is uniquely positioned to meet the needs of this growing market.

The Company distributes its content broadly outside the United States. The majority of the Company’s content revenues are from the United States and Canada (84 percent), followed by Europe, Middle East and Africa (“EMEA”) (12 percent). Prosoft distributes its content and maintains a direct sales presence in the EMEA region through its Prosoft Europe Ltd. wholly-owned subsidiary, based in Limerick, Ireland. The Company’s wholly-owned subsidiary Prosoft Hong Kong Ltd. (“PHK”), based in Hong Kong, expands its reach, develops partnerships, combats piracy of its products, and seeks endorsements in the Asia-Pacific region. Prosoft also distributes content through a contractual relationship in Japan and has established a representative office in China.

Content Development

The Company has built a sizable library of proprietary content through a disciplined internal development process. Prosoft has a content development team responsible for new product development and regular updates of existing titles in its library. The team is comprised of course directors, project managers, editors, publishers, and subject matter experts.

Prosoft develops content using its Proprietary Content Architecture (“PCA”). All proprietary content has been developed using PCA. This modular architecture allows Prosoft to create comprehensive products for instructors and students in both the learning center and academic channels from a single set of underlying content. The Company has developed and owns content for all of its major product lines including CIW, A+, MOS, Network+, Linux+, CTP and CCNT. The Company believes its commitment to frequently update its content to reflect the most recent technology, evolving industry standards and “best practices” provides a competitive advantage. This commitment helps ensure Prosoft’s core products remain relevant and continue to meet the needs of its customers.

Certification Development, Ownership and Management

The Company owns and manages two proprietary job-role certifications, CIW and CCNT, and has developed and manages the CTP certification program for the Telecommunications Industry Association (“TIA”). Prosoft develops certification exams and provides candidates with access to these exams through commercial testing sites in the Prometric and VUE networks, each of which has testing affiliates in over 100 countries. These are the same testing services used by other leading certification providers such as Novell, Microsoft and Cisco. As the owner and manager of the certification programs, the Company also creates official preparatory courseware and manages an authorized channel of official training centers.

The Company develops certification exams that validate a level of knowledge related to a set of skills or topics. The CIW program focuses on certification for job roles such as Site Designer, Web Developer and Security Professional. The CCNT program targets basic data communications, basic telecommunications and telephony, while the CTP program focuses on data networking, telephone networking and convergence technologies. The exams are published electronically through the testing provider network and cost the candidate between $65 and $175 in the United States. Entry-level certifications generally require a single exam, while professional-level certifications typically require between three and seven exams. Prosoft’s certification programs have received the support and endorsement of non-profit, widely recognized organizations that have important visibility and credibility among policy makers, academic institutions and industry leaders.

The Company’s certification revenues consist of student testing fees (94 percent of fiscal year 2004 certification revenues) and fees paid by institutions to participate in the Company’s authorized programs (6 percent of fiscal year 2004 certification revenues). Prosoft believes it has certification growth potential due to the integration of certifications into academic curricula, the continuing shortage of ICT skills in today’s workforce, and the increasing recognition of portable vendor-neutral job-role certifications.

Prosoft also provides certification management services to organizations and associations that want to develop and promote their own ICT certifications. Through its successful creation and development of the CIW and CCNT certification programs, the Company proved its ability to develop certifications, develop supporting content to provide education in support of those certifications, establish and develop proprietary distribution channels, implement testing delivery networks, build and implement certified faculty and instructor programs, and drive content demand through certification success. As a result of these successes, Prosoft was chosen by the TIA to develop, manage and serve as the official content provider for the CTP certification program, which launched in July 2002.

CIW

Prosoft owns both the CIW certification and the Official CIW Curriculum. With over 75,000 certifications earned by September 2004, the CIW program has become one of the largest programs among the more than 300 existing ICT certifications. The CIW certification covers job roles in network administration, security, application development, programming, Web design and e-commerce. Candidates from more than 100 countries have earned a CIW certification.

The Company seeks to create more growth of CIW by promoting vendor-neutral job-role standards in workforce development and academic communities. In the United States, CIW has received support and endorsement from the National Workforce Center for Emerging Technology, along with statewide educational agencies in seven states.

Internationally, CIW has also received recognition or endorsement from governmental and quasi-governmental organizations. As a result of PHK’s active involvement in Australia, Hong Kong, Singapore, India, and China, numerous endorsements of CIW and CCNT have been received in those countries. The Master CIW Administrator track has been endorsed by the Hong Kong Computer Society and certified by the IT Training Quality and Certification Institute of Hong Kong. The CIW certification has been accredited by Singapore’s National Infocomm Competency Centre and endorsed under the Critical Infocomm Technology Resource Programme.

CCNT

In December 2000, Prosoft acquired Mastery Point Learning Systems. Mastery Point developed the CCNT certification program under the direction of the TIA to serve the needs of telephone companies and network service providers. CCNT is a vendor-neutral credential program for the convergence technology industry that validates an individual’s knowledge of basic data communications, basic telecommunications and telephony. Convergence technology is the merging of voice, video and data on a single network, integrating telecommunications and computer technologies. CCNT is a six-test low-stakes program is supported by both classroom and Web-based e-learning courses. Prosoft’s CCNT exams and curriculum are sponsored and endorsed by the TIA. In China, Beijing Telecom serves as the master distributor of CCNT education and testing for all of China.

CTP

Prosoft began working with the TIA in 2001 to fulfill its members’ need for a convergence certification for the customer-premise equipment side of the telecommunications industry. The CTP Certification Advisory Council was formed in January 2002, with representatives from Cisco, Avaya, IBM, Siemens, Nortel, Mitel and First Communications, to provide assistance in creating the CTP certification exam. Prosoft created Official CTP courseware and a CTP authorized training channel. Prosoft shares testing revenue from this program with the TIA. To date, CTP has been endorsed by Comdial, Cisco, Avaya, Nortel, Mitel, Inter-Tel, Iwatsu, NEC America and Toshiba as either a prerequisite to those entities’ IP telephony certifications, product certifications, or dealer network certifications.

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

Commercial Learning Centers. In fiscal year 2004, 37 percent of Prosoft’s content revenue came from commercial learning centers. The commercial learning center channel is composed of companies that provide individuals and corporations short-format courses in a commercial setting. Course length in this channel ranges from one day to two weeks. The primary customer of the Company’s channel partners is a corporation seeking specialized training for its employees on technical topics. This channel is highly fragmented, with the largest companies responsible for a small percentage of the total market. Large chains in this channel are New Horizons, Learning Tree, and CompUSA. In fiscal year 2004, New Horizons and its franchisees accounted for 10 percent of the Company’s content revenue. No other customer accounted for more than five percent of content revenue.

Academic Institutions. In fiscal year 2004, 34 percent of Prosoft’s content revenue came from academic institutions. The academic channel is composed of high schools, community colleges, technical and vocational schools and other degree-granting institutions. Course length in this channel is tied to academic semesters or quarters. This channel also provides “continuing education” in a format that competes directly with commercial learning centers. The academic channel is highly fragmented and no customer in this channel accounted for more than five percent of Prosoft’s content revenue in fiscal year 2004.

Corporations. In fiscal year 2004, 23 percent of Prosoft’s content revenue came from corporate customers. Internal training departments and corporate universities represent the majority of customers in this channel. These customers typically purchase the same products as commercial learning centers. No customer in this channel accounted for more than five percent of Prosoft’s content revenue in fiscal year 2004.

Individuals. A small amount of content revenue is generated from sales directly to individuals. These sales generally occur through our ComputerPREP.com website. In addition, virtually all certification exams are sold directly to individuals. Individuals register and pay for exams through an authorized Prometric or VUE testing center. Individuals are not required to complete training courses or buy content prior to taking an examination.

Competition

Both the content and certification business segments are highly competitive and there currently are only minor economic barriers to entry into either business. Prosoft faces competition from many other companies offering training and certification services and products, including the internal training departments of corporations and publishing units of large corporations. Some of Prosoft’s competitors have access to greater resources and capital than are currently available to the Company. Prosoft competes in general ICT skills courseware with Element K, Thomson Learning and Pearson LLC, each of which has one or more subsidiaries that sells courseware. The trade association CompTIA offers i-Net+, a certification that competes directly with Prosoft’s CIW Associate certification. Trade associations such as the World Organization of Webmasters have released certification exams that compete with aspects of Prosoft’s certification programs. Individuals can and often do earn multiple certifications, and Prosoft’s certifications focus on job skills rather than product-specific curricula offered by Microsoft, Cisco and other large vendors. However, these vendors have more resources to attract candidates to their programs than does Prosoft.

Sources of Revenue

We derive revenue primarily from two sources: content sales and certification testing.

Content Revenue. Content revenue includes fees received from the sale of course materials such as books, CD-ROMs, Web-based course books, assessment products and content licenses. Prosoft recognizes content revenue from the sale of course books and other products when they are shipped. License revenue is recognized over the period in which Prosoft has a commitment for continuing involvement or obligation to provide services to the customer. In most cases, no such commitment exists, and revenue is recognized when content is shipped.

Certification Revenue. Certification revenue includes fees paid by certification candidates to take Prosoft’s certification examinations and annual fees received from CIW and CTP ATPs and AAPs. Prosoft recognizes certification revenue when certification tests are administered, and partner fees over the period during which it has a commitment for continuing involvement or obligation to provide services to the partner.

The Company effectively exited the services business in fiscal 2002, yet continues to earn some residual revenue in this business when it trains the instructors of learning center providers of companies that plan to conduct courses internally. Prosoft recognizes services revenue, if any, when such services are provided.

Sales, Marketing and Customer Support

Prosoft sells and markets its certification exams, content and integrated courses to students primarily through a channel of academic institutions and commercial learning centers. As of September 30, 2004, we had

21 people directly involved in sales, marketing and customer support in the United States, Asia, and Europe. Our customer service organization in Phoenix accepts, enters and reviews domestic and EMEA courseware orders. Because many of our customers need to make last-minute adjustments or wait to order courseware until a few days before a class starts, its quick-response capability is a competitive advantage.

Seasonality

Our revenue and income can vary from quarter to quarter due to seasonal and other factors. We generally experience greater revenue in the second half of the fiscal year (February through July) than in the first half of the fiscal year (August through January). In the European market, August is usually a poor month because many workers take their summer holiday at that time. In the United States, the period from Thanksgiving through New Year’s Day tends to be slow for the education and training industry. Other seasonality is due to academic market purchasing cycles, customers’ spending patterns and variations in corporate training budgets.

Trademarks and Copyrights

Copyright laws protect most of our content. We have also received or filed for trademark and service mark registration for certain of our products, tag lines and feature names. We will continue to protect our trademarks and seek copyright registration for newly developed content, software products and any other material assets.

Employees

As of September 30, 2004, we employed 47 people worldwide.

Regulations

Most of the jurisdictions in which we operate regulate and license certain kinds of vocational, trade, technical or other post-secondary education. Management believes that employer-funded or reimbursed ICT training is exempt from such requirements in most of the United States. To the extent that Prosoft participates in programs funded by government entities, it applies for licensing in the regulatory jurisdiction. If Prosoft was found to be in violation of a state’s licensing or other regulatory requirements, it could be subject to civil or criminal sanctions, including monetary penalties. We are also subject to federal, state and local regulations concerning the environment, occupational safety and health standards. We have not experienced significant difficulty in complying with such regulations and compliance has not had a material effect on our business or its financial results.

ITEM 2. PROPERTIES

As of September 30, 2004, the Company had entered into leases for commercial space in the following locations:

Location	Square Footage	Monthly Cost	Lease Expiration
Phoenix, Arizona	13,301	$29,209	April 2006
Limerick, Ireland	1,900	$2,082	February 2005

The Phoenix, Arizona location is our headquarters, which provides a location for executive and administrative offices and serves our content development activities, sales, content publishing, IT, certification and customer service purposes. The Limerick facility serves sales and customer service purposes.

During fiscal year 2004, we closed our Eden Prairie, Minnesota and our Santa Ana, California facilities following the expiration of the leases on these properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual Meeting of Stockholders was held on August 26, 2004. At the Annual Meeting, the following directors were elected to serve as Class I directors for a three-year term and until their respective successors are elected and qualified.

	Votes For	Votes Withheld
Robert G. Gwin	20,935,527	231,824
J. William Fuller	20,990,622	231,824

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock currently trades on the NASDAQ SmallCap Market, under the trading symbol “POSO”. Prior to October 8, 2002, the Company’s common stock traded on the NASDAQ National Market. The following table sets forth for each quarter during fiscal years 2004 and 2003, the low and high sale prices per share of our common stock as reported by NASDAQ.

Quarter	Low	High
May 1, 2004—July 31, 2004	$0.38	$0.96
February 1, 2004—April 30, 2004	$0.44	$1.89
November 1, 2003—January 31, 2004	$0.44	$0.97
August 1, 2003 October 31, 2003	$0.30	$0.60
May 1, 2003—July 31, 2003	$0.14	$0.66
February 1, 2003—April 30, 2003	$0.09	$0.20
November 1, 2002—January 31, 2003	$0.12	$0.28
August 1, 2002—October 31, 2002	$0.14	$0.38

On October 24, 2004, the Company had approximately 6,900 stockholders of record.

To date, no dividends have been declared or paid on any capital stock of the Company, and the Company does not anticipate paying any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the Audited Consolidated Financial Statements and the Notes thereto and other information contained elsewhere in this report.

	Year Ended July 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$8,048	$12,020	$17,922	$31,425	$19,572
Income (loss) from operations	(1,264)	(2,024)	(41,372)	(4,932)	1,427
Net income (loss)	(1,566)	(2,308)	(42,459)	(4,167)	1,631
Net income (loss) per share:
Basic	(.06)	(.10)	(1.77)	(.18)	.09
Diluted	(.06)	(.10)	(1.77)	(.18)	.08

Consolidated Balance Sheet Data at Year End:
Total assets	$8,622	$10,579	$15,107	$55,216	$58,519
Short-term debt	98	54	59	121	85
Long-term debt	3,264	3,032	2,816	158	246
Stockholders’ equity	3,837	5,351	7,576	49,572	50,372

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Audited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Annual Report on Form 10-K is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

The section entitled “Additional Factors That May Affect Results of Operations and Market Price of Stock” set forth on Page 16 in this report, and similar discussion in our other SEC filings, discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding future results, future financing needs, changes in business strategy, competive advantages, market growth, future profitability, and factors affecting liquidity. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” “may”, “could”, “continue”, “potential” and similar expressions are intended to identify forward-looking statements. Those forward-looking statements represent the Company’s judgement as of the date of the filing of this Annual Report on Form 10-K. Our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Additional Factors That May Affect Results of Operations and Market Price of Stock”. The Company disclaims any intent or obligation to update any forward-looking statements for any reason.

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

Proposed Merger and Termination of Proposed Merger

On February 22, 2004 the Company entered into a definitive merger agreement with Trinity Learning Corporation (“Trinity”), with the intent of merging with Trinity to create a global learning company. Despite the efforts of Trinity and Prosoft, the challenges to completing the merger ultimately could not be overcome. As a result, Prosoft’s board of directors determined that the Company’s stockholders were better served by remaining an independent entity. On July 23, 2004, Prosoft and Trinity announced they had mutually agreed to terminate the merger agreement between the companies.

Results of Operations

Revenues

Total revenues for 2004 decreased 33 percent compared with 2003, to $8.05 million. Total revenues for 2003 were $12.02 million, a decrease of 33 percent compared with 2002. The decline in total revenues for both years was driven by continued weakness in corporate training budgets resulting in sharply reduced purchases of our courseware products by our learning center customers.

Content revenues in 2004 decreased by 33 percent, or $3.08 million, compared to 2003, and decreased by 31 percent, or $4.20 million, in 2003 compared with 2002. The decline in content revenues for both years was driven by continued weakness in corporate training budgets resulting in sharply reduced purchases of our content products by our learning center customers.

Certification revenues in 2004 decreased by 31 percent to $1.79 million compared to 2003, and decreased by 33 percent to $2.60 million for 2003 compared with 2002. Certification revenues consist of CIW, CTP and CCNT certification exam fees and annual fees received from CIW and CTP ATP’s. The revenue declines in 2004 and 2003 were related to continued weakness in the technology training sector.

Services revenues in 2003 decreased by 84 percent, or $0.45 million, compared with 2002. The decrease in 2003 was the result of our exiting the services business at the end of the 2002 fiscal year.

Cost of Revenues

Cost of revenues in 2004 decreased by $1.72 million, or 39 percent, compared with 2003. As a percentage of revenue, gross profit, defined as total revenue less costs of revenue, increased to 67 percent in 2004 from 63 percent in 2003. The decrease in cost of revenues was primarily a result of lower revenues. The increase in gross profit percentage was primarily due to operating cost reductions and efficiency gains.

Cost of revenues in 2003 decreased by $4.73 million, or 52 percent, compared with 2002. As a percentage of revenue, gross profit increased to 63 percent in 2003, from 49 percent in 2002. The decrease in cost of revenues was primarily due to the decrease in content and services revenues and cost reductions implemented during fiscal year 2003. The increase in gross profit percentage was primarily due to substantial operating cost reductions achieved through a broad restructuring of our operations and our exit from the low-margin services business.

Content Development

Content development expenses in 2004 decreased by $0.83 million, or 57 percent, when compared with 2003. Content development expenses in 2003 decreased by $0.69 million, or 32 percent, when compared with 2002. The 2004 and 2003 dollar decreases were largely the result of lower personnel costs associated with the strategic reduction in headcount implemented during the second half of 2003 and the first half of 2004.

Sales and Marketing

Sales and marketing expenses decreased by $0.97 million, or 27 percent, in 2004 as compared with 2003 and decreased by $3.08 million, or 46 percent, in 2003 as compared with 2002. As a percent of revenue, sales and marketing expenses increased 3 percentage points in 2004 as compared with 2003 and decreased 7 percentage points in 2003 as compared with 2002. The dollar decrease in 2004 is attributable to lower sales commissions. The dollar decrease in 2003 is attributable to lower sales commissions and lower fixed personnel costs.

General and Administrative

General and administrative expenses decreased by $1.25 million, or 30 percent, in 2004 as compared with 2003. General and administrative expenses decreased by $1.56 million, or 28 percent, in 2003 as compared with 2002. As a percent of revenue, general and administrative expenses increased 1 percentage point in 2004 as compared with 2003 and increased 2 percentage points in 2003 as compared with 2002. The dollar decreases in 2004 and 2003 were attributable to personnel reductions and cost containment and efficiency efforts.

During the second half of fiscal 2004, the Company was involved in a planned merger with Trinity Learning Corporation. The merger was abandoned in July 2004 and the Company has recorded $0.26 million of related non-recurring costs as general and administrative expenses.

Depreciation and Amortization

Depreciation expense was $0.23 million, $0.57 million and $0.79 million for the years ended July 31, 2004, 2003 and 2002, respectively. The decrease in 2004 when compared to 2003 was primarily due to the closing of the Santa Ana, California and Eden Prairie, Minnesota offices. The decrease in 2003 when compared to 2002 was primarily due to the closing of the Austin, Texas office.

Amortization expense associated with goodwill and other acquired intangibles was $0.26 million, $0.26 million and $2.35 million for the years ended July 31, 2004, 2003 and 2002, respectively. The decrease in amortization expense for 2004 and 2003 when compared to 2002 was attributable to no amortization of goodwill following the adoption of SFAS No. 142 effective August 1, 2002.

Write-down of Courseware and Licenses

During the third quarter of fiscal year 2002, we recorded a $1.45 million charge for the write-down of courseware and licenses because the carrying value of the assets was no longer supported by estimated future cash flows. Of this amount, $0.98 million was associated with the write-down of self-study courseware and $0.47 was associated with the write-down of a long-term license.

Impairment of Goodwill

In fiscal year 2002, as a result of the continuing difficult economic climate in corporate training, low revenues and operating losses, the carrying value of goodwill was not supported by estimated future cash flow. Accordingly, we recorded $30.30 million of asset impairment due to the write-down of goodwill during fiscal year 2002. The write-down to fair value was determined utilizing the discounted cash flow method.

Special (Credit) Charges

During fiscal year 2003, we recorded a $0.37 million special credit, which had an approximate $.02 earnings per diluted share impact to our results. The 2003 credit resulted from the settlement of a $0.50 million liability for $0.13 million.

During fiscal year 2002, we recorded a $0.76 million special charge, which had an approximate $0.03 loss per diluted share impact to our results. The charge resulted from a workforce reduction and consisted of severance and other employee-related costs of $0.73 million and other costs of $0.03 million.

Interest Income and Interest Expense

Interest income for 2004 approximated interest income for 2003 and decreased by $0.06 million in 2003 when compared with 2002. The decrease in 2003 was attributable to lower average cash balances and lower interest rates. The lower average cash balances were primarily a result of operating losses.

Interest expense for 2004 approximated interest expense for 2003 and increased by $0.06 million in 2003 as compared with 2002. Interest expense is attributable to the issuance of a $2.50 million Subordinated Convertible Note issued in October 2001, plus capitalized interest. The note carries a 10 percent interest rate and does not require any cash interest payments until maturity.

Income Tax Expense

The Company did not record an income tax benefit in 2004 and 2003 attributable to its net losses as it provided a full valuation allowance thereto. Income tax expense was $0.93 million in 2002. During 2002, the Company increased its valuation allowance related to deferred income taxes due to operating losses and the then-current economic slowdown.

Liquidity and Capital Resources

The Company’s primary need for liquidity relates to funding its operations and working capital. At July 31, 2004, the Company had $0.50 million of cash.

Cash used in operating activities was $1.07 million in 2004 compared with $1.92 million in 2003, a decrease of $0.85 million. The decrease in cash used in operating activities was due to a lower net loss in 2004 compared with 2003, adjusted for non-cash income and expenses of $0.36 million, offset by a $0.47 million net decrease in changes in operating assets and liabilities in 2004 compared with 2003.

Cash used in operating activities was $1.92 million in 2003 compared with $3.71 million in 2002, a decrease of $1.80 million. The decrease in cash used in operating activities was due to a lower net loss in 2003 compared with 2002, adjusted for non-cash income and expenses of $3.88 million, offset by a $2.08 million net decrease in changes in operating assets and liabilities in 2003 compared to 2002.

Cash used in investing activities, primarily consisting of capital expenditures and content and license purchases, was $0.02 million in 2004, $0.07 million in 2003, and $0.59 million in 2002.

Cash used in financing activities was $0.01 million in 2004, compared with $0.06 million in 2003, and consisted primarily of principal payments on capital leases. In 2002, we received cash from financing activities of $2.58 million, $2.50 million of which was provided by Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) pursuant to the issuance of a Subordinated Secured Convertible Note. The Note is secured by all of the assets of the Company, has a five-year term, carries a 10% coupon, and does not require any interest payments until maturity. The Note is convertible into common stock of the Company at $0.795 per share.

Following the end of the 2004 fiscal year, on August 30, 2004, we received $1.35 million from institutional investors pursuant to the issuance of Secured 8% Convertible Notes due August 30, 2006. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement between the institutional investors and Hunt Capital, and require interest payments semi-annually in cash or, at the Company’s option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $0.28 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 1,205,358 shares of the Company’s Common Stock, exercisable at $0.38 per share and expiring in March 2010, and (ii) warrants to purchase up to 3,857,143 shares, exercisable at $0.35 per share and generally expiring in February 2006.

The following summarizes our contractual cash obligations as of July 31, 2004 (in millions):

	Payments Due By Fiscal Year
	2005	2006	2007	Total
Long-term debt	$—	$—	$4.03	$4.03
Capital lease obligations	0.11	—	—	0.11
Operating leases	0.32	0.25	—	0.57

Total contractual cash obligations	$0.43	$0.25	$4.03	$4.71

The long-term debt identified as due in fiscal 2007 in the preceding table represents principal and capitalized interest to date on the Subordinated Secured Convertible Note. In addition, the Secured 8% Convertible Notes issued following the end of fiscal year 2004, on August 30, 2004, are due early in fiscal year 2007, on August 30, 2006. Accordingly, given the potentially significant cash requirements necessary to meet this debt repayment schedule during fiscal 2007, the Company may need to seek additional capital to refinance these notes in fiscal 2007 if they have not been converted into common stock prior to that time.

A term of the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes requires that the Company maintain the listing and trading of its common stock on either the Nasdaq National Market or the

Nasdaq SmallCap Market. If the Company is unable to maintain its listing on Nasdaq, the Company will be in default on the listing requirement covenant in the note agreements. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes.

The Company’s stock has remained listed on the Nasdaq SmallCap Market subject to a grace period granted by Nasdaq through December 20, 2004, as a result of the Company’s failure to meet the $1.00 minimum bid price listing maintenance requirement of the exchange. To remain listed past that date, the bid price of the Company’s stock must be at least $1.00 for 10 consecutive trading days prior to that date. The Company has the opportunity to effect a share consolidation prior to that date to attempt to cause the bid price of the stock to reach the required trading level. To effect a share consolidation, the Company must submit the matter to a stockholder vote and receive stockholder approval of such an action. At its next annual meeting of stockholders, the Company plans to seek stockholder approval of a share consolidation in an attempt to meet the Nasdaq minimum bid price requirement, if necessary. If the Company’s stock is delisted from Nasdaq, if the notes have not been converted to common stock, and if as a result of a delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed.

Based on our current activity and expectations, including maintaining our listing on Nasdaq, we believe we have sufficient cash resources to enable the Company to finance its capital requirements. If future financing is required, we will attempt to arrange it to meet our requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions.

Critical Accounting Policies

Our critical accounting policies are as follows:

Revenue recognition

The Company derives revenue from two primary sources; content and certification.

•	Content revenue includes fees received from the sale of course materials such as books, CD-ROMs, Web-based course books, assessment products and content licenses. We recognize content revenue from the sale of course books and other products when they are shipped. Content licenses are either purchased on a fee-per-use basis or for a one-time fee. Revenue is recognized over the period in which we have a commitment for continuing involvement or obligation to provide services to the customer. In most cases, no such commitment exists, and revenue is recognized when content is shipped.

•	Certification revenue includes fees paid by certification candidates to take our certification tests and annual fees received from our education partners, including CIW and CTP ATPs. We recognize certification revenue when certification tests are administered, and partner fees over the period during which we have a commitment for continuing involvement or obligation to provide services to the partner.

Valuation of intangibles and long-lived assets

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or strategy for our overall business;

•	Significant negative industry or economic trends; and

•	Our market capitalization and other market value indicators relative to net book value.

When it is determined that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. Goodwill is tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangibles Assets.

Other Matters

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 104 did not have a material impact on our consolidated results of operations or financial position. Accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB No. 104 restates the affected portion of SAB No. 101 to reflect the issuance of EITF 00-21 while the revenue recognition principles of SAB No. 101 remain largely unchanged. SAB No. 104 was effective upon issuance.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN No. 46R”), a revision to FIN No. 46, Consolidation of Variable Interest Entities (“VIE”). FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46 requires that if a company is the primary beneficiary of a VIE, the assets, liabilities and results of the VIE’s operations should be consolidated in the company’s financial statements. The adoption of FIN No. 46R had no impact on our consolidated financial condition or results of operations.

Additional Factors That May Affect Results of Operations and Market Price of Stock

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable in view of the facts available to us, no assurance can be given that all of these statements will prove to be accurate. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Among these risks are those set forth in the following section, as well as those discussed elsewhere herein. If any of these risks materialize, our business, financial condition and results of operations could be harmed, the market price of our common stock could decline, or both.

We have limited cash resources and may need to raise additional funds.

We are operating with limited cash resources. Based on our current activity and expectations, including maintaining our listing on Nasdaq, we believe we have sufficient cash resources for at least the next twelve months of operations. However, a moderate change to our revenue-generating capability or expense structure could result in increased operating losses. Increased operating losses would erode our liquidity by further reducing cash resources and could result in the need to raise additional funds.

In the first quarter of fiscal year 2007 both the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes will mature and all outstanding principal and capitalized interest thereupon will become due and payable. Although these securities are convertible into common stock at any time, should they not be converted into common stock by their holders prior to their maturity dates, the Company may need to seek capital to refinance these debt instruments.

Given our relatively small size and historical operating results, our access to capital is limited. Should we need to raise additional funds, it cannot be certain that we will be able to obtain them on terms satisfactory to us.

If we could not raise additional funds on terms satisfactory to us, we would be forced to raise funds on terms that we would not otherwise accept, seek funds through other means such as a sale of some or all of our assets or operations, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Our common stock could be delisted from the Nasdaq Stock Market.

On June 23, 2004, we received notice from Nasdaq that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market, and were provided a grace period through December 20, 2004, to regain compliance with the requirement. In order to remain on the Nasdaq SmallCap Market, we will need to satisfy the $1.00 bid price requirement by having a closing bid price of our common stock of at least $1.00 for a minimum of ten consecutive business days. If we do not comply by December 20, 2004, Nasdaq has indicated it will provide written notification that we did not regain compliance.

If we do not cure our minimum bid price deficiency, and if Nasdaq delists our common stock, then the common stock may be traded on the OTC Bulletin Board or the “pink sheets”. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Markets, which could reduce the trading liquidity in our common stock or make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheets” stocks are often lightly traded or not traded at all on any given day. Any reduction in trading liquidity or active interest on the part of our investors could have adverse consequences on our stockholders, either because of reduced market prices or lack of a regular, active trading market for our common stock.

If our common stock is delisted from the Nasdaq Stock Market, payment of our secured debt could be accelerated.

A term of the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes requires that the Company maintain the listing and trading of its common stock on the Nasdaq SmallCap Market. If we do not cure our minimum bid price deficiency, and if Nasdaq delists our common stock, we will be in default on the listing requirement covenant in the note agreements. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes. If the Company’s stock is delisted, and if as a result of that delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed and would be forced to seek alternative financing at that time. Although the Company intends to cure its minimum price deficiency by effecting a share consolidation which must be approved by its stockholders, no assurances can be given that it will be successful in that regard. As a result, the Company’s audited financial statements for the year ended July 31, 2004 contain a going concern qualification from the Company’s auditors.

We have incurred significant losses to date and may continue to incur losses in the future.

We have incurred net losses of approximately $100 million from our inception in 1995 through July 31, 2004. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses, or maintain profitability. Should revenue decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

Our industry is intensely competitive and we may lose market share to companies developing similar services and products and to larger competitors with greater resources.

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

Demand for our products is susceptible to adverse economic conditions and educational funding constraints.

Our business and financial performance is influenced by adverse financial conditions affecting our target customers and by general weakness in the economy. In the short run, many corporations may not view ICT skills training as critical to the success of their businesses. When these companies experience poor operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or delay spending on training and education. In addition, most of our academic customers are reliant on the availability of funding to pursue their existing educational programs and new initiatives. If educational funding is limited, whether as a result of overall economic conditions, budgetary constraints, the political environment or other factors, these institutions may delay or forego spending for our content and certification products.

Shares that may be sold could result in a market overhang that depresses our stock price.

The potential for future sales of our common stock could depress the market price of our common stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements that have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 19.9 million shares, or approximately 46% of the shares of common stock outstanding (assuming the issuance of all shares covered by those registration statements). These shares were privately issued and are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the common stock.

Our common stock may experience extreme price and volume fluctuations.

Our common stock has experienced substantial price and volume volatility, which may continue in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock. In addition to such broad market fluctuations, factors such as, but not limited to, the following may have a significant effect on the market price of our common stock:

•	The delisting of our common stock from the Nasdaq SmallCap Market;

•	Fluctuations in our operating results, including those caused by our lengthy sales cycle and seasonal effects on our business;

•	The perception by others of our ability to obtain any necessary new financing;

•	A limited trading market for our common stock; and

•	Public announcements concerning us, our competitors or our industry.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk relating to our operations results primarily from changes in foreign currency exchange rates. A portion of our cash flow is expected to be received in non-U.S. currencies. In addition, a portion of our assets is held in foreign subsidiaries. Accordingly, we are exposed to foreign currency fluctuations against the U.S. dollar. Such exposure is not significant relative to our overall operations and we believe that the risk associated with our exposure will not have a material impact on our consolidated results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROSOFTTRAINING AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ProsoftTraining:

We have audited the accompanying consolidated balance sheets of ProsoftTraining (a Nevada corporation) and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProsoftTraining and subsidiaries at July 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is party to certain note agreements that provide creditors with the ability to demand accelerated repayment of amounts owed to those creditors if the Company is unable to comply with the terms of those note agreements. Should the Company fail to comply with the terms of those agreements the creditors could demand accelerated repayment of the amounts owed. The Company’s ability to comply with the terms of the agreements is uncertain and raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II of ProsoftTraining for each of the three years in the period ended July 31, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/    GRANT THORNTON LLP

Phoenix, Arizona

September 24, 2004

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$502	$1,567
Accounts receivable, less allowances of $148 and $494	644	1,023
Prepaid expenses and other current assets	117	157

Total current assets	1,263	2,747

Property and equipment, net	283	483
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Courseware and licenses, net of accumulated amortization of $2,756 and $2,499	331	604

Total assets	$8,622	$10,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$591	$1,061
Accrued expenses	768	826
Current portion of capital lease obligations	98	54
Other	64	255

Total current liabilities	1,521	2,196

Long term debt	3,264	2,968
Obligations under capital leases, net of current portion	—	64

Total liabilities	4,785	5,228

Stockholders’ equity:
Common shares, par value $.001 per share: authorized shares: 75,000,000; issued: 24,321,326 and 24,221,326 shares	24	24
Additional paid-in capital	104,436	104,422
Accumulated deficit	(100,727)	(99,161)
Accumulated other comprehensive income	179	141
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	3,837	5,351

Total liabilities and stockholders’ equity	$8,622	$10,579

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended July 31,
	2004	2003	2002
Revenues:
Content	$6,259	$9,339	$13,542
Certification	1,789	2,596	3,850
Services	—	85	530

Total revenues	8,048	12,020	17,922

Costs and expenses:
Cost of revenues	2,694	4,410	9,136
Content development	632	1,460	2,152
Sales and marketing	2,633	3,603	6,681
General and administrative	2,865	4,110	5,672
Depreciation and amortization	488	831	3,139
Write-down of courseware and licenses	—	—	1,452
Impairment of goodwill	—	—	30,300
Special (credit) charge	—	(370)	762

Total costs and expenses	9,312	14,044	59,294

Loss from operations	(1,264)	(2,024)	(41,372)
Interest income	1	5	66
Interest expense	(303)	(289)	(228)

Loss before income taxes	(1,566)	(2,308)	(41,534)
Income tax expense	—	—	(925)

Net loss	$(1,566)	$(2,308)	$(42,459)

Net loss per share:
Basic and diluted	$(0.06)	$(0.10)	$(1.77)

Weighted average shares outstanding:
Basic and diluted	24,239	24,204	24,012

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balances at August 1, 2001	23,686,898	$24	$104,016	11,912	$(75)	$(54,394)	$1	$49,572

Net loss	—	—	—	—	—	(42,459)	—	(42,459)
Foreign currency translation adjustment	—	—	—	—	—	—	58	58

Total comprehensive loss	—	—	—	—	—	—	—	(42,401)
Issuance of common stock for employee stock purchase plan	57,103	—	34	—	—	—	—	34
Issuance of common stock for services	296,225	—	187	—	—	—	—	187
Exercise of stock options, warrants and other transactions	169,100	—	184	—	—	—	—	184

Balances at July 31, 2002	24,209,326	24	104,421	11,912	(75)	(96,853)	59	7,576
Net loss	—	—	—	—	—	(2,308)	—	(2,308)

Foreign currency translation adjustment	—	—	—	—	—	—	82	82

Total comprehensive loss	—	—	—	—	—	—	—	(2,226)
Issuance of common stock for employee stock purchase plan	12,000	—	1	—	—	—	—	1

Balances at July 31, 2003	24,221,326	24	104,422	11,912	(75)	(99,161)	141	5,351
Net loss	—	—	—	—	—	(1,566)	—	(1,566)
Foreign currency translation adjustment	—	—	—	—	—	—	38	38

Total comprehensive loss	—	—	—	—	—	—	—	(1,528)
Exercise of stock options, warrants and other transactions	100,000	—	14	—	—	—	—	14

Balances at July 31, 2004	24,321,326	$24	$104,436	11,912	$(75)	$(100,727)	$179	$3,837

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended July 31,
	2004	2003	2002
Operating Activities:
Net loss	$(1,566)	$(2,308)	$(42,459)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	485	1,124	5,797
Gain on settlement of liability	—	(370)	—
Non-cash interest expense	297	270	198
Impairment of goodwill	—	—	30,300
Operating expenses paid in common stock	—	—	—
Disposition of property and equipment	—	113	14
Restructuring	—	—	175
Deferred income taxes	—	—	925
Changes in operating assets and liabilities:
Accounts receivable	389	872	1,704
Prepaid expenses and other current assets	58	439	392
Accounts payable	(470)	(1,214)	(222)
Accrued expenses	(68)	(954)	(492)
Other	(190)	110	(46)

Net cash used in operating activities	(1,065)	(1,918)	(3,714)

Investing Activities:
Purchases of property and equipment	(24)	(30)	(273)
Courseware and license purchases	—	(35)	(314)

Net cash used in investing activities	(24)	(65)	(587)

Financing Activities:
Issuance of common stock	14	1	217
Issuance of long term debt	—	—	2,500
Principal payments on debt and capital leases	(20)	(58)	(103)
Debt issuance costs	—	—	(20)
Other	—	—	(17)

Net cash (used in) provided by financing activities	(6)	(57)	2,577

Effects of exchange rates on cash	30	81	114

Net decrease in cash and cash equivalents	(1,065)	(1,959)	(1,610)

Cash and cash equivalents at beginning of year	1,567	3,526	5,136

Cash and cash equivalents at end of year	$502	$1,567	$3,526

Supplementary disclosure of cash paid during the year for:
Interest	$5	$20	$29

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1. Summary of Significant Accounting Policies

Business

ProsoftTraining (“Prosoft” or the “Company”) offers content and certifications for individuals to develop and validate critical ICT workforce skills. Prosoft creates and distributes a library of classroom and e-learning courses. Prosoft distributes its content through its ComputerPREP division to individuals, schools, colleges, commercial training centers and corporations worldwide. Prosoft owns the CIW and CCNT certification programs and manages the CTP certification for the Telecommunications Industry Association.

Consolidation

The financial statements include the accounts of the Company and its wholly owned subsidiaries ProsoftTraining Europe Limited and Prosoft Training Hong Kong Limited. Intercompany transactions and balances are eliminated in consolidation.

Currency Translation, Comprehensive Loss and Accumulative Other Comprehensive Income

Assets and liabilities of foreign functional currency financial statements are translated into United States dollars at the exchange rate in effect at the close of the period. Income statement amounts are translated at the average exchange rates during the period. The Company accumulates translation adjustments as a separate component of stockholders’ equity. The Company’s accumulated other comprehensive income consists entirely of cumulative translation adjustments of foreign currency. Comprehensive loss presented in the consolidated statement of stockholders’ equity consists of net losses and foreign currency translation adjustments.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Total cash and cash equivalents in non-U.S. banks at July 31, 2004 and 2003 were $229 and $364, respectively.

Accounts Receivable

The Company’s accounts receivable are due from various individuals, colleges, commercial training centers and corporations worldwide. Credit is extended based on evaluation of the customer’s financial condition and collateral generally is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for uncollectible accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific basis by considering a number of factors, including the length of time the trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited back to bad debt expense in the period the payment is received.

Changes in the Company’s allowance for doubtful accounts for the years ended July 31, 2004 and 2003 are as follows:

	July 31,
	2004	2003
Beginning balance	$494	$478
Bad debt expense	121	93
Accounts written off	(467)	(77)

Ending balance	$148	$494

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Financial Instruments

The fair value of the Company’s financial instruments, consisting of cash and cash equivalents and accounts receivable and debt, approximate their carrying values. The Company believes that the fair value of its long-term debt approximates the recorded amount.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expenses were $3, $2, and $59 in 2004, 2003 and 2002, respectively.

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

Stock-based Compensation

The Company has adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for employee stock options and continues to apply Accounting Board Opinion No. 25,

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Accounting for Stock Issued to Employees, for recording stock options granted. Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes multiple option model.

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

	2004	2003	2002
Weighted average expected life	4 years	4 years	4 years
Expected stock price volatility	111%	80%	124%
Risk-free interest rate	3.7%	3.9%	4.1%

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended July 31 is as follows:

	2004	2003	2002
Net loss – actual	$(1,566)	$(2,308)	$(42,459)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards	(1,018)	(1,820)	(4,016)

Net loss – pro forma	$(2,584)	$(4,128)	$(46,475)

Basic and diluted loss per share – actual $.	$(.06)	$(.10)	$(1.77)
Basic and diluted loss per share – pro forma	$(.11)	$(.17)	$(1.94)

The weighted average fair value of options granted during the years ended July 31, 2004, 2003, and 2002 was $0.45, $0.10, and $.68, respectively.

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

Income (Loss) Per Share

The Company uses the weighted-average number of common shares outstanding during each period to compute basic income (loss) per common share. Diluted income (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In years 2004, 2003 and 2002, all potentially dilutive common shares were anti-dilutive.

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The adoption of SAB No. 104 did not have a material impact on our consolidated results of operations or financial position. Accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements was superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, Accounting for Revenue Arrangements with Multiple

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Deliverables. SAB No. 104 restates the affected portion of SAB No. 101 to reflect the issuance of EITF 00-21 while the revenue recognition principles of SAB No. 101 remain largely unchanged. SAB No. 104 was effective upon issuance.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN No. 46R”), a revision to FIN No. 46, Consolidation of Variable Interest Entities (“VIE”). FIN No. 46R clarifies some of the provisions of FIN No. 46 and exempts certain entities from its requirements. FIN No. 46 requires that if a company is the primary beneficiary of a VIE, the assets, liabilities and results of the VIE’s operations should be consolidated in the company’s financial statements. The adoption of FIN No. 46R had no impact on our consolidated financial condition or results of operations.

Reclassifications

Certain reclassifications were made to the prior years’ consolidated financial statements to conform to the current year presentation.

2. Liquidity

During fiscal years 2004 and 2003, the Company reduced headcount and operating expenses in response to lower revenue. As a result of these actions, the Company’s losses and uses of cash have been reduced. In addition, the Company raised $1.35 million through the issuance of Secured 8% Convertible Notes (see Note 13) on August 30, 2004, providing additional liquidity.

A term of the Subordinated Secured Convertible Note (see Note 7) and the Secured 8% Convertible Notes requires that the Company maintain the listing and trading of its common stock on either the Nasdaq National Market or the Nasdaq SmallCap Market (collectively “Nasdaq”). If the Company is unable to maintain the trading of its common stock on Nasdaq, the Company will be in default on the listing requirement covenant in the note agreements. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes.

The Company’s common stock is listed on the Nasdaq SmallCap Market. However, the Company’s stock remains listed on Nasdaq subject to a grace period granted by Nasdaq through December 20, 2004, as a result of the Company’s failure to meet the bid price listing maintenance requirement of the exchange. To remain listed past that date, the bid price of the Company’s stock must be at least $1.00 for 10 consecutive trading days prior to that date. If the Company is unable to meet this requirement, Nasdaq will notify the Company of the delisting of its securities. The Company has the opportunity to effect a share consolidation prior to that date to attempt to cause the bid price of the stock to reach the required trading level. To effect a share consolidation, the Company must submit the matter to a stockholder vote and receive stockholder approval of such an action. At its next annual meeting of stockholders, the Company plans to seek stockholder approval of a share consolidation in an attempt to meet the Nasdaq minimum bid price requirement. If the Company’s stock is delisted from Nasdaq, and if as a result of that delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed.

3. Special (Credit) Charges

During 2003, the Company recorded a $0.37 million special credit which resulted from the settlement of a $0.50 million liability for $0.13 million.

During 2002, the Company recorded a $0.67 million restructuring charge primarily due to severance and other employee-related costs. As of July 31, 2003, all accrued restructuring costs were settled.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

4. Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment and content and licenses, are reviewed for impairment annually or when changes in circumstances indicate that the carrying value may not be recoverable.

At April 30, 2002, based on then-current operations, projected undiscounted cash flow was below the carrying amounts of goodwill and content and licenses. Accordingly, the Company wrote down those assets to estimated fair value in the quarter ended April 30, 2002. The $23,952 write-down consisted of $22,500 for goodwill and $1,452 for content and licenses.

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

5. Property and Equipment

Property and equipment consists of the following:

	July 31,
	2004	2003
Computer equipment and software	$2,810	$2,803
Office equipment, furniture and fixtures	725	693

	3,535	3,496
Less accumulated depreciation	3,252	3,013

Property and equipment, net	$283	$483

6. Licenses and Goodwill

Intangible assets consist of the following:

	Average Life (Years)	July 31, 2004		July 31, 2003
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
License Agreements	7	$2,985	$2,756	$2,985	$2,499
Non-amortizable intangible assets:
Goodwill		12,251	5,506	12,251	5,506

Total intangibles		$15,236	$8,262	$15,236	$8,005

License agreements are amortized using the straight-line method over their estimated useful lives. Goodwill is not amortized, but tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 on August 1, 2002.

The accompanying consolidated statements of operations reflect amortization expense of $257, $257 and $2,352 for 2004, 2003 and 2002, respectively. Estimated amortization expense, assuming the current intangible asset balance and no new acquisitions, for the year ending July 31, 2005, is $229, and zero thereafter.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

In contrast to accounting standards in effect during 2002, SFAS No. 142 provided that goodwill should not be amortized by the Company in 2003 or thereafter. The information presented below reflects adjustments to information reported in 2002 as if SFAS No. 142 had been applied in that year.

	Year ended July 31,
	2004	2003	2002
Reported net loss	$(1,566)	$(2,308)	$(42,459)
Goodwill amortization	—	—	2,228

Adjusted net loss	$(1,566)	$(2,308)	$(40,231)

Basic and diluted loss per share:
Reported net loss	$(0.06)	$(0.10)	$(1.77)
Goodwill amortization	—	—	0.09

Adjusted loss per share	$(0.06)	$(0.10)	$(1.68)

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

The amount reflected for long-term debt on the accompanying consolidated balance sheet at July 31, 2004 is $3,264. The amount represents the original principal amount of $2,500 and related accrued interest, which is payable at maturity, of $764.

8. Stock Options and Warrants on Common Stock

Stock options

The Company’s stock option plans provide for the granting of options to purchase shares of the Company’s common stock to employees, officers, directors and consultants. The plans include nonstatutory options and incentive stock options. Options generally vest over three to four years and expire no earlier than five years and no later than ten years after the date of grant. The plans authorized the issuance of an aggregate of 7,008,500 shares of common stock. As of July 31, 2004, 1,695,518 options were available for grant under the plans.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Stock option transactions are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at August 1, 2001	3,871,518	$4.63
Granted	935,500	$0.83
Exercised	(169,100)	$1.26
Cancelled	(651,808)	$6.50

Outstanding at July 31, 2002	3,986,110	$4.63
Granted	722,000	$0.16
Exercised	—	—
Cancelled	(2,098,345)	$3.72

Outstanding at July 31, 2003	2,609,765	$2.43
Granted	662,000	$0.60
Exercised	(100,000)	$0.14
Cancelled	(536,845)	$2.10

Outstanding at July 31, 2004	2,634,920	$2.13

Exercisable at July 31, 2002	2,103,911	$4.02

Exercisable at July 31, 2003	1,715,114	$2.91

Exercisable at July 31, 2004	1,974,297	$2.52

The following table summarizes information concerning options outstanding and exercisable as of July 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
$0.10—$1.00	1,394,920	$0.39	6.3 years	988,404	$0.34
$1.01—$4.00	843,500	$1.39	2.7 years	601,894	$1.45
$4.01—$11.00	396,500	$9.81	1.1 years	383,999	$9.80

Total	2,634,920			1,974,297

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

Warrants

Warrants to purchase shares of common stock are as follows:

	Warrants	Exercise Price
Balance, August 1, 2001	1,502,759	$.01 to $20.06
Issued	—	—
Exercised	—	—
Expired	—	—

Balance, July 31, 2002	1,502,759	$.01 to $20.06
Issued	—	—
Exercised	—	—
Expired	(15,000)	$11.00

Balance, July 31, 2003	1,487,759	$.01 to $20.06

Issued	—	—
Exercised	—	—
Expired	—	—

Balance, July 31, 2004	1,487,759	$.01 to $20.06

9. Benefit Plan

The Company has established a 401(k) savings plan. Participants include all employees who have completed three months of service and are at least 21 years of age. Employees can contribute up to 60% of compensation to the plan provided that amount does not exceed the annual dollar limits set by the Internal Revenue Code. The Company makes a matching contribution on behalf of each participant in an amount equal to 50% of the first 5% of the employee’s compensation contributed to the plan. In addition, the Company may at its option make discretionary contributions. Vesting on the Company’s contribution occurs over a three-year period. The Company made contributions of $43, $72 and $170 during 2004, 2003 and 2002, respectively.

10. Commitments

The Company leases certain facilities as well as computers, production and other office equipment under noncancellable lease agreements. The Company’s future minimum lease payments at July 31, 2004 under such agreements are as follows:

	Capital Leases	Operating Leases
2005	$107	$319
2006	—	252

Future minimum lease payments	107	$571

Less amounts representing interest	(9)

Present value of minimum lease payments	98
Less current portion	(98)

Obligations under capital leases, net of current portion	$—

Assets held under capital leases are included in property and equipment and had a total cost of $351, and a net book value of zero, at July 31, 2004 and 2003.

Rent expense for the periods ended July 31, 2004, 2003 and 2002 totaled $437, $710 and $876, respectively.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

11. Income Taxes

A reconciliation of income tax (benefit) expense using the statutory federal income tax rate of 34% is as follows:

	Year Ended July 31,
	2004	2003	2002
Income tax benefit at statutory rate	$(532)	$(785)	$(14,122)
Amortization of non-deductible goodwill	—	—	699
Write-off of goodwill	—	—	10,302
State income taxes, net of federal benefit	(62)	(83)	(351)
Other	26	(1,196)	332
Increase in valuation allowance	568	2,064	4,065

Deferred income tax expense (benefit)	$—	$—	$925

Included in “Other” for 2004 are adjustments to prior years’ tax returns of approximately $49 ($19 after tax effect).

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	July 31,
	2004	2003	2002
Net operating loss carryforwards	$30,937	$29,965	$27,550
Accrued expenses	99	92	239
Accounts receivable	39	188	344
Property and equipment	122	304	302

	31,197	30,549	28,435
Courseware development costs and other	(953)	(873)	(823)

	30,244	29,676	27,612
Valuation allowance	(30,244)	(29,676)	(27,612)

Net deferred tax assets	$—	$—	$—

As a result of the significant net losses incurred in fiscal 2004 and 2003, the Company recorded a valuation allowance to fully reserve its deferred tax asset.

At July 31, 2004, the Company had net operating loss carryforwards available to offset future federal taxable income of approximately $79,600. Such carryforwards expire principally from 2011 to 2024. Federal net operating loss carryforwards of approximately $13,200 were generated from the exercise of employee stock options and any decrease in the valuation reserve related to these carryforwards will be reflected in the financial statements as a credit to additional paid-in capital. In 2001, the Company recognized a tax benefit of $100 related to these carryforwards which was recorded directly to paid-in capital. Because of various equity transactions completed by the Company, utilization of all net operating loss carryforwards for federal income tax reporting purposes created prior to those transactions will be subject to annual limitations under the change in ownership provisions of the Tax Reform Act of 1986.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share data)

12. Business Segment and Foreign Operations

Information regarding foreign operations follows:

	Year Ended July 31,
	2004	2003	2002
Net sales	$8,048	$12,020	$17,922
United States	6,765	10,160	15,976
Foreign	1,283	1,860	1,946
Long-lived assets	$283	$483	$1,166
United States	252	416	1,056
Foreign	31	67	110

The Company manages its content and certification product lines as one business segment.

13. Subsequent Event

On August 30, 2004, the Company received $1.35 million from institutional investors pursuant to the issuance of Secured 8% Convertible Notes due August 30, 2006. The Notes are secured by all of the assets of the Company, subject to intercreditor agreement with the Company’s existing secured creditor, and require interest payments semi-annually, in cash or, at the Company option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $0.28 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 1,205,358 shares of the Company’s Common Stock, exercisable at $0.38 per share and expiring in March 2010, and (ii) warrants to purchase up to 3,857,143 shares, exercisable at $0.35 per share and generally expiring in February 2006.

14. Unaudited Quarterly Data

Summarized quarterly financial data for 2004 and 2003 follow:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Year ended July 31, 2004:
Revenues	$2,331	$1,996	$1,968	$1,753
Operating loss	(37)	(208)	(459)	(560)
Net loss	(110)	(286)	(534)	(636)
Basic and diluted loss per common share	(.00)	(.01)	(.02)	(.03)

Year ended July 31, 2003:
Revenues	$3,720	$2,840	$2,696	$2,764
Operating (loss) income	(1,320)	(1,368)	434	230
Net (loss) income	(1,386)	(1,440)	361	157
Basic and diluted (loss) income per common share	(.06)	(.06)	.01	.01

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2004 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2004 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2004 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2004 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2004 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a. The following documents are filed as part of this report.

1. Consolidated Financial Statements

See “Index to Consolidated Financial Statements”— Item 8.

2. Consolidated Financial Statement Schedules.

Schedules other than Schedule II are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits

See “Exhibit Index.”

PROSOFTTRAINING AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at beginning of year	Charged to costs and expenses	Deductions write-offs, net of recoveries	Balance at end of year
Allowance for doubtful accounts:
Year ended July 31, 2004	$494	$121	$(467)	$148
Year ended July 31, 2003	$478	$93	$(77)	$494
Year ended July 31, 2002	$1,003	$295	$(820)	$478

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
William J. Weronick Vice President, Finance

Dated: October 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on October 28, 2004.

Signature	Title
/s/ ROBERT G. GWIN Robert G. Gwin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

/s/ WILLIAM J. WERONICK William J. Weronick	Vice President, Finance (Principal Accounting Officer)

/s/ EDWARD M. WALSH Edward M. Walsh	Director

/s/ JEFFREY G. KORN Jeffrey G. Korn	Director

/s/ J. WILLIAM FULLER J. William Fuller	Director

/s/ CHARLES P. MCCUSKER Charles P. McCusker	Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2	Agreement and Plan of Reorganization dated March 26, 1996 between the Company, Pro-Soft Development Corp. and the shareholders of Pro-Soft Development Corp. Filed as Exhibit 2 to the Company’s Registration Statement on Form S-1 (No. 333-11247) (“Registration Statement No. 333-11247”) and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated February 22, 2004 by and among the Company, Trinity Learning Corporation and MTX Acquisition Corp. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 22, 2004 and incorporated herein by reference.

2.3	Termination Agreement dated July 23, 2004 by and among the Company, Trinity Learning Corporation and MTX Acquisition Corp.

3.1	Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to Registration Statement No. 333-76984 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Registration Statement No. 333-11247 and incorporated herein by reference.

4.1	Specimen Stock Certificate. Filed as Exhibit 4 to Registration Statement No. 333-11247 and incorporated herein by reference.

4.2	Rights Agreement dated June 27, 2001, between the Company and Interwest Transfer Company, Inc., which includes the form of Right Certificate as Exhibit A and the Summary of Rights as Exhibit B. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.1	Pro-Soft Development Corp. 1996 Stock Option Plan. Filed as Exhibit 10.1 to Registration Statement No. 333-11247 and incorporated herein by reference.

10.2	Prosoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as Exhibit 10.2 to Registration Statement No. 333-35249 and incorporated herein by reference.

10.3	Form of Indemnification Agreement between the Company and its Directors and Officers. Filed as Exhibit 10.13 to Registration Statement No. 333-11247 and incorporated herein by reference.

10.4	Registration Rights Agreement dated as of December 2, 1998 among the Company and various investors. Filed as Exhibit 10.20 to Registration Statement No. 333-35249 and incorporated herein by reference.

10.5	Accounts Receivable Purchase Agreement dated as of November 6, 1998 by and between the Company and Silicon Valley Financial Services (a division of Silicon Valley Bank). Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 and incorporated herein by reference.

10.6	Securities Purchase Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.7	Registration Rights Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.8	Warrant Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

Exhibit No.	Description of Exhibit
10.9	Stock Purchase Agreement dated June 27, 2000 by and among the Company, Drake Personnel (New Zealand) Limited and ComputerPREP, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.10	Registration Rights Agreement dated June 27, 2000 by and among the Company and Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.11	Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.12	Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.13	Securities Purchase Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.14	Registration Rights Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.15	Employment Agreement dated August 1, 2003 between the Company and Robert G. Gwin. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and incorporated herein by reference.

10.16	Prosofttraining.com 2000 Stock Incentive Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

10.17	Prosofttraining.com 2000 Employee Stock Purchase Plan. Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference.

10.18	Subordinated Secured Convertible Note dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.19	Security Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.20	Securities Purchase Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.21	Rights Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.22	First Amendment to Registration Rights Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.23	First Amendment to Securities Purchase Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

Exhibit No.	Description of Exhibit
10.24	Separation Agreement dated December 9, 2002, between the Company and Jerrell M. Baird. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002 and incorporated herein by reference.

10.25	Amendment to Securities Purchase Agreement dated December 21, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated January 31, 2002 and incorporated herein by reference.

10.26	Exchange Agreement dated June 4, 2004 by and between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 4, 2004 and incorporated herein by reference.

10.27	Form of Warrant Agreement between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 4, 2004 and incorporated herein by reference.

10.28	Purchase Agreement dated as of August 30, 2004, among the Company, DKR SoundShore Oasis Holding Fund Ltd. and DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.29	$1,080,000 Secured 8% Convertible Note due August 30, 2006, issued by the Company to DKR SoundShore Oasis Holding Fund Ltd. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.30	$270,000 Secured 8% Convertible Note due August 30, 2006, issued by the Company to DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.31	Series A Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.32	Series A Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Oasis Holding Fund Ltd. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.33	Series B Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Oasis Holding Fund Ltd. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.34	Series B Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.35	Security Agreement dated as of August 30, 2004, between the Company, DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd. and DKR Oasis. Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.36	Registration Rights Agreement dated as of August 30, 2004, by and among the Company, DKR SoundShore Oasis Holding Fund Ltd., and DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.37	First Amendment to Security Agreement dated as of August 30, 2004, between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

Exhibit No.	Description of Exhibit
10.38	Amendment to Securities Purchase Agreement and Convertible Note entered into as of August 30, 2004, between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K dated October 22, 2001 and incorporated herein by reference.

23	Consent of Grant Thornton LLP, Independent Certified Public Accountants.

31	Section 302 Certification

32	Section 1350 Certification