Form 10-Q
period 2004-10-31
ProsoftTraining
filed 2004-12-15
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended October 31, 2004

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

The number of shares of the registrant’s common stock, $.001 par value, outstanding as of December 13, 2004 was 24,793,137 shares.

PROSOFTTRAINING

PART I

Item 1. Financial Statements

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended October 31,
	2004	2003
Revenues:
Content	$1,480	$1,728
Certification	377	603

Total revenues	1,857	2,331

Costs and expenses:
Costs of revenues	547	796
Content development	180	152
Sales and marketing	552	620
General and administrative	741	668
Depreciation and amortization	106	128

Total costs and expenses	2,126	2,364

Loss from operations	(269)	(33)

Gain on the settlement of liability	95	—
Interest income	1	—
Interest expense	(166)	(77)

Net loss	$(339)	$(110)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	24,309,505	24,209,414

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31, 2004	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,276	$502
Accounts receivable, less allowances of $149 and $148	630	644
Prepaid expenses and other current assets	306	132

Total current assets	2,212	1,278

Property and equipment, net of accumulated depreciation of $3,310 and $3,252	243	283
Goodwill, net	6,745	6,745
Licenses, net	165	229
Other, net	163	87

Total assets	$9,528	$8,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$511	$591
Accrued expenses	680	768
Current portion of capital lease obligations	—	98
Other	61	64

Total current liabilities	1,252	1,521

Long-term debt	4,185	3,264

Total liabilities	5,437	4,785

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares: 75,000,000; issued: 24,321,536 and 24,321,326	24	24
Additional paid-in capital	104,993	104,436
Accumulated deficit	(101,066)	(100,727)
Accumulated other comprehensive income	215	179
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	4,091	3,837

Total liabilities and stockholders’ equity	$9,528	$8,622

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2004	2003
Operating activities:
Net loss	$(339)	$(110)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	106	128
Gain on settlement of liability	(95)	—
Non-cash interest	166	70
Loss on the disposal of fixed assets	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	14	324
Prepaid expenses and other assets	(93)	(102)
Accounts payable	(80)	(163)
Accrued expenses	(88)	(195)

Net cash used in operating activities	(409)	(47)

Investing activities:
Purchase of property and equipment	—	(16)

Net cash used in investing activities	—	(16)

Financing activities:
Issuance of long term debt	1,350	—
Long-term debt issuance costs	(175)	—
Principal payments on capital leases	(3)	(16)

Net cash provided by (used in) financing activities	1,172	(16)

Effects of exchange rate changes on cash	11	10

Net increase (decrease) in cash and cash equivalents	774	(69)
Cash and cash equivalents at the beginning of period	502	1,567

Cash and cash equivalents at the end of period	$1,276	$1,498

Supplementary disclosure of cash paid during the period for:
Interest	$—	$3

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

1.	General

These interim consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. The results of operations for the three-month period ended October 31, 2004, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2005. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The report on the Company’s consolidated financial statements as of and for the year ended July 31, 2004, issued by the Company’s independent registered public accounting firm and dated September 24, 2004, contained a qualification regarding matters related to the substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements for the year ended July 31, 2004, the Company is party to certain note agreements that provide creditors with the ability to demand accelerated repayment of amounts owed to those creditors if the Company is unable to comply with the terms of those note agreements. Should the Company fail to comply with the terms of those agreements the creditors could demand accelerated repayment of the amounts owed. The Company’s ability to comply with the terms of the agreements is uncertain and raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain reclassifications have been made in the prior-period consolidated financial statements to conform to the current-period presentation.

2.	Comprehensive Income

The components of comprehensive income for the three months ended October 31, 2004 and 2003 are as follows:

	Three months ended October 31,
	2004	2003
Net loss	$(339)	$(110)
Other comprehensive income:
Foreign currency translation adjustments	36	15

Comprehensive loss	$(303)	$(95)

3.	Debt

On August 30, 2004, the Company issued $1.35 million of Secured 8% Convertible Notes due August 30, 2006, to institutional investors. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement with the Company’s existing secured creditor, and require interest payments semi-annually, in cash or, at the Company option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $0.28 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 1,205,358 shares of the Company’s Common Stock, exercisable at $0.38 per share and expiring in March 2010, and (ii) warrants to purchase up to 3,857,143 shares, exercisable at $0.35 per share and generally expiring in February 2006. The portion of the proceeds allocated to the warrants issued in connection with the debt totaled $0.56 million.

4. Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share, or basic EPS, of common stock was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Since the Company recorded losses for the three-month periods ended October 31, 2004 and 2003, the diluted EPS of common stock is the same as the basic EPS, as any potentially dilutive securities would be anti-dilutive.

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended October 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	24,309,505	24,309,505	24,209,414	24,209,414
Dilutive effect of stock option grants	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Shares for EPS	24,309,505	24,309,505	24,209,414	24,209,414

Net loss	$(339)	$(339)	$(110)	$(110)

Net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

5.	Goodwill and License Agreements

License agreements are those rights acquired from others through business combinations to produce and distribute courseware and other publications. License agreements are amortized on a straight-line basis over a period of seven years, subject to impairment based on the carrying value exceeding fair value. Goodwill is not amortized, but tested for impairment at least annually in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 on August 1, 2002 and identified one reporting unit and discontinued goodwill amortization at that time.

Intangible assets consist of the following:

	October 31, 2004		July 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
License agreements	$2,985	$2,820	$2,985	$2,756
Intangible assets not subject to amortization:
Goodwill	12,251	5,506	12,251	5,506

Total intangibles	$15,236	$8,326	$15,236	$8,262

Amortization expense related to intangible assets totaled $64 and $64 during the three months ended October 31, 2004 and 2003. The aggregate estimated amortization expense for intangible assets remaining as of October 31, 2004 is $165. License agreements will become fully amortized during the remainder of fiscal year 2005.

6.	Valuation of Long-Lived Assets

The Company evaluates the carrying value of other long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be fully recoverable. If the total expected future undiscounted cash flow is less than the carrying value of the asset, a loss is recognized based on the amount by which the carrying value exceeds the asset’s fair value.

7.	Stock-Based Compensation

The Company has adopted only the disclosure provisions of SFAS No. 123 for employee stock options and continues to apply Accounting Principles Board, or APB, Opinion No. 25, for recording stock options issued to its employees and directors. Accordingly, no compensation expense was recognized in connection with the grant of options during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Pro forma information regarding net loss and net loss per share is required by SFAS No. 123 as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes multiple option model.

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

	Three Months Ended October 31,
	2004	2003
Weighted average expected life	4 years	4 years
Expected stock price volatility	105%	111%
Risk-free interest rate	2.9%	3.7%

The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended October 31,
	2004	2003
Net loss as reported	$(339)	$(110)
Deduct: Total stock-based employee compensation under fair-value based method	(114)	(244)

Pro forma net loss	$(453)	$(354)

Net loss per share – basic and diluted:
As reported	$(0.01)	$(0.00)

Pro forma	$(0.02)	$(0.01)

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

Overview

ProsoftTraining is a leading provider of information and communications technology (“ICT”) curriculum and certifications, which helps individuals develop, upgrade and validate critical ICT skills. We sell and license our content and certifications to academic institutions, commercial training centers, internal corporate training departments and individuals around the world.

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

Results of Operations

Revenues

Total revenues were $1.86 million in the three months ended October 31, 2004, compared with $2.33 million in the three months ended October 31, 2003, a decrease of 20 percent. Content revenues decreased by $0.25 million, or 14 percent, to $1.48 million for the three months ended October 31, 2004, compared with $1.73 million for the three months ended October 31, 2003. Certification revenues decreased by $0.23 million, or 37 percent, to $0.38 million for the three months ended October 31, 2004, compared with $0.60 million for the three months ended October 31, 2003. The decline in content revenues for the current quarter was driven by continued weakness in corporate training budgets and the subsequent reduced purchases of our courseware products by our learning center customers. Certification revenues consist of CIW, CTP and CCNT certification exam fees and annual fees received from CIW and CTP Authorized Training Providers (“ATP”). The certification revenue decline for the current quarter was related to the continued weakness in the Internet skills training sector, resulting in lower demand for our CIW products.

Costs of Revenues

Costs of revenues decreased by $0.25 million, or 31 percent, in the three months ended October 31, 2003, as compared with the year-ago quarter. This decrease in costs of revenues was primarily the result of lower revenues. Gross profit as a percentage of revenue increased to 71 percent in the three months ended October 31, 2004, up from 66 percent for the three months ended October 31, 2003. The increase in gross profit as a percentage of revenue was primarily due to operating cost reductions and efficiency gains.

Content Development

Content development expenses increased by $0.03 million, or 18 percent, in the three months ended October 31, 2004, as compared with the year-ago quarter. The increase in content development expenses was attributable to the development of new products including the introduction of a major revision to our CIW product line.

Sales and Marketing

Sales and marketing expenses decreased by $0.07 million, or 11 percent, to $0.55 million for the three months ended October 31, 2004, compared with $0.62 million for the three months ended October 31, 2003. The decrease was attributable to lower sales commissions and personnel. As a percentage of revenue, sales and marketing expenses increased by three percentage points in the three months ended October 31, 2004, as compared with the three months ended October 31, 2003.

General and Administrative

General and administrative expenses increased by $0.07 million for the three months ended October 31, 2004, as compared with the year-ago quarter. The increase in general and administrative expenses was attributable to non-recurring legal fees and professional services expenses related to the abandoned merger with Trinity Learning Corporation in July 2004.

Depreciation and Amortization

Depreciation and amortization expenses decreased by $0.02 million, or 17 percent, in the three months ended October 31, 2004, as compared with the year-ago quarter. The decrease was primarily attributable to the closing of the Santa Ana, California and Eden Prairie, Minnesota offices.

Gain on the Settlement of Liability

The gain on the settlement of liability for $0.10 million resulted from the settlement of a liability of $0.18 million for $0.08 million.

Interest Income and Interest Expense

Interest expense was $0.17 million for the three months ended October 31, 2004, compared with $0.08 for the three months ended October 31, 2003, an increase of $0.09 million. The increase in interest expense during the three months ended October 31, 2004 is attributable to the issuance on August 30, 2004 of $1.35 million in Secured 8% Convertible Notes. Interest expense recorded in the three months ended October 31, 2004 in connection with this note totaled $0.09, and included the contractual interest component as well as the amortization of deferred financing costs and debt discount.

Liquidity and Capital Resources

The Company’s primary need for liquidity relates to funding its operations and financing its working capital needs. At October 31, 2004, the Company had $1.28 million of cash.

Cash used in operating activities was $0.41 million in the three months ended October 31, 2004, compared with $0.05 million for the three months ended October 31, 2003, an increase of $0.36 million. The increase in cash used in operating activities was the result of an increased net loss adjusted for non-cash items of $0.25 million, and by a $0.11 net increase in changes in operating assets and liabilities.

There was no cash used in investing activities for the three months ended October 31, 2004, compared with $0.02 million in the same year-ago period. Cash used in investing activities for the three months ended October 31, 2003 was related to the purchase of property and equipment.

Cash provided by (used in) financing activities was $1.17 million and $(0.02) million in the three months ended October 31, 2004 and 2003, respectively. The change in cash provided by financing activities was due to the issuance on August 30, 2004 of $1.35 million of Secured 8% Convertible Notes, due August 30, 2006, to institutional investors. We received net proceeds of $1.18 million. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement with the Company’s existing secured creditor, and require interest payments semi-annually on February 28 and August 30, in cash or, at the Company option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $0.28 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 1,205,358 shares of the Company’s Common Stock, exercisable at $0.38 per share and expiring in March 2010, and (ii) warrants to purchase up to 3,857,143 shares, exercisable at $0.35 per share and generally expiring in February 2006. The portion of the proceeds allocated to the warrants issued in connection with the debt totaled $0.56 million.

The following summarizes our contractual cash obligations as of October 31, 2004, (in millions):

	Payments Due for the Twelve Month Periods Ending October 31,
	2005	2006	2007	Total
Long term debt	$—	$5.38	$—	$5.38
Operating leases	0.33	0.18	0.08	0.59

Total contractual cash obligations	$0.33	$5.56	$0.08	$5.97

The long-term debt identified as due in year 2006 in the preceding table represents principal and capitalized interest to date on the Subordinated Secured Convertible Note of $4.03 million and principal on the Secured 8% Convertible Notes of $1.35 million. Accordingly, given the potentially significant cash requirements to meet this debt repayment schedule during the first fiscal quarter of our fiscal year 2007, the Company may need to seek additional capital to refinance these note issues in fiscal 2007 if they have not been converted into common stock prior to that time.

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

The Company’s stock has remained listed on the Nasdaq SmallCap Market subject to a grace period granted by Nasdaq through December 20, 2004, as a result of the Company’s failure to meet the $1.00 minimum bid price listing maintenance requirement of the exchange. To remain listed past that date, the bid price of the Company’s stock must be at least $1.00 for 10 consecutive trading days prior to that date. At its next annual meeting of stockholders to be held on January 7, 2005, the Company will seek stockholder approval of a share consolidation in an attempt to meet the Nasdaq minimum bid price requirement, if necessary. If the Company’s stock is delisted from Nasdaq, if the notes have not been converted to common stock, and if as a result of a delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed.

We believe, based on current activity and expectations, including maintaining our listing on Nasdaq, that cash on hand will be sufficient to meet our cash requirements for at least the next twelve months. If future financing is required, we will seek to arrange a financing to meet our requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions.

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

Certification revenue includes fees paid by certification candidates to take our certification tests and annual fees received from our education partners, including CIW ATP’s. We recognize certification revenue when certification tests are administered, and partner fees over the period during which we have a commitment for continuing involvement or obligation to provide services to the partner.

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

Additional Factors that May Affect Results of Operations and Market Price of Stock

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, competitive advantage, market growth, future profitability, and factors affecting liquidity. Although we believe that these statements are reasonable in view of the facts available to us, no assurance can be given that all of these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere in this Form 10-Q and those discussed in our Annual Report on Form 10-K for the year ended July 31, 2004 on file with the SEC and subsequent reports on Forms 10-Q and 8-K. We undertake no obligation to update this forward-looking information.

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

In the first quarter of fiscal year 2007 both the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes will mature and all outstanding principal and capitalized interest thereupon will become due and payable. Although these securities are convertible into common stock by their holders prior to their maturity dates, the Company may need to seek capital to refinance these debt instruments.

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

On June 23, 2004, we received notice from Nasdaq that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market, and were provided a grace period through December 20, 2004, to regain compliance with the requirement. In order to remain on the Nasdaq SmallCap Market, we will need to satisfy the $1.00 bid price requirement by having a closing bid price of our common stock of at least $1.00 for a minimum of ten consecutive business days. If we do not comply by December 20, 2004, Nasdaq has indicated it will provide written notification that we did not regain compliance. According to Nasdaq rules, the Company would then be afforded an opportunity to request a hearing at which it could present a plan of compliance. At its next annual meeting of stockholders, to be held on January 7, 2005, the Company will seek stockholder approval of a share consolidation in an attempt to meet the Nasdaq minimum bid price requirement, if necessary.

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

A term of the Secured Convertible Note and the Secured 8% Convertible Notes requires that the Company maintain the listing and trading of its common stock on the Nasdaq SmallCap Market. If we do not cure our minimum bid price deficiency, and if Nasdaq delists our common stock, we will be in default on the listing requirement covenant in the note agreements. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes. If the Company’s stock is delisted, and if as a result of that delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed and would be forced to seek alternative financing at that time. Although the Company intends to cure its minimum price deficiency by effecting a share consolidation which must be approved by its stockholders, and has proposed a share consolidation to its stockholders, no assurances can be given that it will be successful in that regard. As a result, the Company’s audited financial statements for the year ended July 31, 2004 contain a going concern qualification from the Company’s auditors.

We have incurred significant losses to date and may continue to incur losses in the future.

We have incurred losses of approximately $101 million from our inception in 1995 through October 31, 2004. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses or maintain profitability. Should revenue decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

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

The potential for future sales of our common stock could depress the market price of our common stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements that have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 19.9 million shares, or approximately 46% of the shares of common stock outstanding (assuming the issuance of all shares covered by those registration statements). These shares were privately issued and many shares are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the common stock.

Our common stock may experience extreme price and volume fluctuations.

Our common stock has experienced substantial price and volume volatility, which may continue in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock. In addition to such broad market fluctuations, factors such as, but not limited to, the following may have a significant effect on the market price of our common stock:

•	The delisting of our common stock from the Nasdaq SmallCap Market;

•	Fluctuations in our operating results, including those caused by our lengthy sales cycle and seasonal effects on our business;

•	The perception by others of our ability to obtain any necessary new financing;

•	A limited trading market for our common stock; and

•	Public announcements concerning our competitors, our industry or us.

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

Item 4. Controls and Procedures

Based on evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) our Chief (principal) Executive Officer and Vice President Finance (principal financial officer) have concluded that such controls and procedures were effective as of the period covered by this report. In connection with such evaluation, no changes in our internal control over financial reporting was identified that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not currently involved in any legal proceedings, nor are we aware of any pending legal proceedings which would have a material affect on our operations.

Item 6. Exhibits

a)	Exhibits

10.1	Consulting Agreement dated November 12, 2004 between the Company and Robert G. Gwin.

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer

32.1	Section 1350 Certification – Principal Executive Officer

32.2	Section 1350 Certification – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProsoftTraining

/s/ WILLIAM J. WERONICK
William J. Weronick
Vice President Finance
(Principal Financial and Accounting Officer)

Dated: December 15, 2004