Form 10-Q/A
period 2004-10-31
Prosoft Learning CORP
filed 2005-03-16
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

PROSOFTTRAINING

PART I

Item 1. Financial Statements

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended October 31,
	2004	2003
Revenues:
Content	$1,480	$1,728
Certification	377	603

Total revenues	1,857	2,331

Costs and expenses:
Costs of revenues	470	796
Content development	180	152
Sales and marketing	552	620
General and administrative	741	668
Depreciation and amortization	106	128

Total costs and expenses	2,049	2,364

Loss from operations	(192)	(33)

Gain on the settlement of liability	95	—
Interest income	1	—
Interest expense	(240)	(77)

Net loss	$(336)	$(110)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	24,309,505	24,209,414

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31, 2004	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,276	$502
Accounts receivable, less allowances of $149 and $148	707	644
Prepaid expenses and other current assets	306	132

Total current assets	2,289	1,278

Property and equipment, net of accumulated depreciation of $3,310 and $3,252	243	283
Goodwill, net	6,745	6,745
Licenses, net	165	229
Other, net	256	87

Total assets	$9,698	$8,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$511	$591
Accrued expenses	680	768
Current portion of capital lease obligations	—	98
Other	61	64

Total current liabilities	1,252	1,521

Long-term debt	3,458	3,264

Total liabilities	4,710	4,785

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares: 75,000,000; issued: 24,321,536 and 24,321,326	24	24
Additional paid-in capital	105,887	104,436
Accumulated deficit	(101,063)	(100,727)
Accumulated other comprehensive income	215	179
Less common stock in treasury, at cost: 11,912 shares	(75)	(75)

Total stockholders’ equity	4,988	3,837

Total liabilities and stockholders’ equity	$9,698	$8,622

The accompanying notes are an integral part of these consolidated statements.

PROSOFTTRAINING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2004	2003
Operating activities:
Net loss	$(336)	$(110)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	106	128
Gain on settlement of liability	(95)	—
Non-cash interest	240	70
Loss on the disposal of fixed assets	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	(63)	324
Prepaid expenses and other assets	(93)	(102)
Accounts payable	(80)	(163)
Accrued expenses	(88)	(195)

Net cash used in operating activities	(409)	(47)

Investing activities:
Purchase of property and equipment	—	(16)

Net cash used in investing activities	—	(16)

Financing activities:
Issuance of long term debt	1,350	—
Long-term debt issuance costs	(175)	—
Principal payments on capital leases	(3)	(16)

Net cash provided by (used in) financing activities	1,172	(16)

Effects of exchange rate changes on cash	11	10

Net increase (decrease) in cash and cash equivalents	774	(69)
Cash and cash equivalents at the beginning of period	502	1,567

Cash and cash equivalents at the end of period	$1,276	$1,498

Supplementary disclosure of cash paid during the period for:
Interest	$—	$3

Income taxes	$—	$—

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

In the third quarter of fiscal year 2005, the Company discovered that its major content fulfillment vendor had over-billed the Company. After consultation with the vendor, the Company estimated the over billing to be $77 as of October 31, 2004. Accordingly, the Company recorded a reduction to costs of revenues of $77 for the three months ended October 31, 2004 and recorded an additional receivable of $77 at October 31, 2004.

In the third quarter of fiscal year 2005, the Company discovered that deferred long-term debt issuance costs related to the issuance of 361,607 warrants to a broker-dealer in conjunction with its Secured 8% Convertible Notes issued on August 30, 2004, were not recorded. The deferred long-term debt costs related to the value of warrants was estimated to be $101, using the Black-Scholes option-pricing model. Accordingly, the Company increased non-current assets $101 and recorded the deferred long-term debt issuance costs to additional paid-in capital. After recording the $101 correction, amortization of deferred long-term debt costs and interest expense increased $8 for the three months ended October 31, 2004. The warrants have an exercise price of $0.38 and expire March 2, 2010.

Also, in the third quarter of fiscal year 2005, the Company discovered that its 8% Convertible Notes included a beneficial conversion feature which was not previously recorded. The estimated value of the beneficial conversion feature was determined to be $793. This value was calculated using the model set forth in the Emerging Issues Task Force Consensus number 00-27. Accordingly, the Company increased additional paid-in capital $793 with a corresponding increase to long-term debt discount at October 31, 2004. Long-term debt discount was accreted $66 and interest expense increased $66 for the three months ended October 31, 2004.

The net effect of these adjustments are reflected in the following table:

	As of and for the Three Months Ended October 31, 2004
	Previously Stated	Corrected	Change
Accounts receivable	$630	$707	$77
Other assets	163	256	93
Total assets	9,528	9,698	170
Long-term debt	4,185	3,458	(727)
Total liabilities	5,437	4,710	(727)
Additional paid-in capital	104,993	105,887	894
Total stockholders equity	4,091	4,988	897
Costs of revenues	547	470	(77)
Interest expense	(166)	(240)	74
Net loss	(339)	(336)	(3)
Net loss per share	(0.01)	(0.01)	—

Certain reclassifications have been made in the prior-period consolidated financial statements to conform to the current-period presentation.

2.	Comprehensive Income

The components of comprehensive income for the three months ended October 31, 2004 and 2003 are as follows:

	Three months ended October 31,
	2004	2003
Net loss	$(336)	$(110)
Other comprehensive income:
Foreign currency translation adjustments	36	15

Comprehensive loss	$(300)	$(95)

3.	Debt

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

The intrinsic value of the beneficial conversion feature of the note was $793 and the portion of the proceeds allocated to the warrants issued in connection with the debt totaled $557. Thus, $1.350 million was recognized as a reduction of the convertible debt and an addition to paid-in capital.

The Company engaged a registered broker-dealer to assist in the sale of the Notes and Warrants. The broker-dealer received a placement fee of $101 and a warrant to purchase 361,607 shares at $0.38 per share. The issuance of the warrants to the broker-dealer was valued at $101.

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

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended October 31,
	2004		2003
	Basic	Diluted	Basic	Diluted
Weighted average shares outstanding	24,309,505	24,309,505	24,209,414	24,209,414
Dilutive effect of stock option grants	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Shares for EPS	24,309,505	24,309,505	24,209,414	24,209,414

Net loss	$(336)	$(336)	$(110)	$(110)

Net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

5.	Goodwill and License Agreements

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

	Three Months Ended October 31,
	2004	2003
Net loss as reported	$(336)	$(110)
Deduct: Total stock-based employee compensation under fair-value based method	(114)	(244)

Pro forma net loss	$(450)	$(354)

Net loss per share – basic and diluted:
As reported	$(0.01)	$(0.00)

Pro forma	$(0.02)	$(0.01)

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

Costs of Revenues

Costs of revenues decreased by $0.33 million, or 41 percent, in the three months ended October 31, 2003, as compared with the year-ago quarter. This decrease in costs of revenues was primarily the result of lower revenues and a reduction of $0.08 million in expenses due to a credit received for over billings by a major supplier in prior periods. Gross profit as a percentage of revenue increased to 75 percent in the three months ended October 31, 2004, up from 66 percent for the three months ended October 31, 2003. The increase in gross profit as a percentage of revenue was primarily due to operating cost reductions, efficiency gains and a reduction of $0.80 million in expenses due to a credit received for over charges by a major supplier in prior periods.

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

Interest Income and Interest Expense

Interest expense was $0.24 million for the three months ended October 31, 2004, compared with $0.08 million for the three months ended October 31, 2003, an increase of $0.16 million. The increase in interest expense during the three months ended October 31, 2004 is attributable to the issuance on August 30, 2004 of $1.35 million in Secured 8% Convertible Notes. Interest expense recorded in the three months ended October 31, 2004 in connection with this note totaled $0.16, and included the contractual interest component as well as the amortization of deferred financing costs and debt discount.

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

Dated: March 16, 2005