Form 10-Q
period 2005-01-31
Prosoft Learning CORP
filed 2005-03-18
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended January 31, 2005

Commission File Number 000-21535

Prosoft Learning Corporation

(Exact name of Registrant as specified in its charter)

NEVADA	87-0448639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 N. 44th Street, Suite 600

Phoenix, Arizona 85008

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

The number of shares of the registrants’ common stock, $.001 par value, outstanding as of March 14, 2005 was 4,614,660 shares.

PROSOFT LEARNING CORPORATION

		Page
	PART I

Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended January 31, 2005 and 2004 and for the Six Months Ended January 31, 2005 and 2004	3
	Consolidated Balance Sheets at January 31, 2005 (Unaudited) and July 31, 2004	4
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended January 31, 2005 and 2004	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	14

	PART II

Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 6.	Exhibits	14
	Signatures	15

PART I

Item 1. Financial Statements

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Revenues:
Content	$1,426	$1,649	$2,906	$3,377
Certification	329	347	706	950

Total revenues	1,755	1,996	3,612	4,327

Costs and expenses:
Costs of revenues	471	635	941	1,431
Content development	188	143	368	296
Sales and marketing	526	684	1,078	1,305
General and administrative	758	615	1,499	1,286
Depreciation and amortization	107	126	213	254

Total costs and expenses	2,050	2,203	4,099	4,572

Loss from operations	(295)	(207)	(487)	(245)

Gain on the settlement of liability	—	—	95	—
Interest income	1	—	2	—
Interest expense	(885)	(79)	(1,125)	(151)

Net loss	$(1,179)	$(286)	$(1,515)	$(396)

Net loss per share: basic and diluted	$(0.28)	$(0.07)	$(0.36)	$(0.10)

Weighted average shares outstanding: basic and diluted	4,272,122	4,034,833	4,161,853	4,034,833

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31, 2005	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$880	$502
Accounts receivable, less allowances of $137 and $148	814	644
Prepaid expenses and other current assets	257	132

Total current assets	1,951	1,278
Property and equipment, net of accumulated depreciation of $3,359 and $3,252	202	283
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Licenses, net of accumulated amortization of $2,884 and $2,756	101	229
Other, net	111	87

Total assets	$9,110	$8,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$504	$591
Accrued expenses	532	768
Current portion of capital lease obligations	—	98
Other	54	64

Total current liabilities	1,090	1,521

Long-term debt	3,452	3,264

Total liabilities	4,542	4,785

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares: 12,500,000; issued: 4,053,554 and 4,274,107 shares	5	4
Additional paid-in capital	106,650	104,456
Accumulated deficit	(102,242)	(100,727)
Accumulated other comprehensive income	230	179
Less common stock in treasury, at cost: 1,985 shares	(75)	(75)

Total stockholders’ equity	4,568	3,837

Total liabilities and stockholders’ equity	$9,110	$8,622

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2005	2004
Operating activities:
Net loss	$(1,515)	$(396)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	213	255
Gain on settlement of liability	(95)
Non-cash interest expense	1,125	145
Gain on settlement the disposal of fixed assets		(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(170)	195
Prepaid expenses and other current assets	(22)	(32)
Accounts payable	(88)	(300)
Accrued expenses	(259)	(124)
Other	(10)	(96)

Net cash used in operating activities	(821)	(355)

Investing activities:
Purchase of property and equipment	—	(15)

Net cash used in investing activities	—	(15)

Financing activities:
Issuance of long term debt	1,350	—
Long-term debt issuance costs	(199)
Principal payments on capital leases	(3)	(29)

Net cash provided by (used in) financing activities	1,148	(29)

Effects of exchange rate changes on cash	51	42

Net decrease in cash and cash equivalents	378	(357)
Cash and cash equivalents at the beginning of period	502	1,567

Cash and cash equivalents at the end of period	$880	$1,210

Supplementary disclosure of cash paid during the period for:
Interest	$—	$5

Non-cash investing and financing activity:
Conversion of debt and interest into common stock	$743	$—

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

1. General

These interim consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. The results of operations for the interim period ended January 31, 2005, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2005. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Certain reclassifications have been made in the prior-period consolidated financial statements to conform with the current-period presentation. All share and per share data have been restated to reflected the one-for-six stock split as approved by the shareholders and the Board of Directors on January 7, 2005.

2. Comprehensive Income

The components of comprehensive income for the three and six months ended January 31, 2005 and 2004 are as follows:

	Three months ended January 31		Six months ended January 31
	2005	2004	2005	2004
Net loss	$(1,179)	$(286)	$(1,515)	$(396)
Other comprehensive income:
Foreign currency translation adjustments	16	42	51	57

Comprehensive loss	$(1,163)	$(244)	$(1,464)	$(339)

3. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151 (“FASB No. 151”), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by FASB No. 151 are designed to improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. FASB No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. We are currently evaluating the impact that the adoption of FASB No. 151 may have on our financial position, results of operations and cash flows.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. FASB Statement No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. We are currently evaluating the impact that the adoption of FASB Statement No. 153 may have on our financial position, results of operations and cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment (“FASB No. 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB No. 123R supersedes Accounting Principal Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, FASB No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. Currently we account for these payments under the intrinsic value provisions of APB No. 25 with no expense recognition included on our consolidated income statements. We are required to adopt FASB No.

123R effective August 1, 2005. FASB No. 123R offers several alternatives for implementation. We are currently evaluating the impact that the adoption of FASB No. 123R may have on our financial position, results of operations and cash flows. See Note 7 of the Notes to the Consolidated Financial Statements for the proforma impact of stock-based compensation on the three and six month periods ended January 31, 2005 and January 31, 2004, respectively.

4. Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share, or basic EPS, of common stock was calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Since the Company recorded losses for the three-month periods and six month periods ended January 31, 2005 and 2004, the diluted EPS of common stock is the same as the basic EPS, as any potentially dilutive securities would be anti-dilutive.

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Weighted average shares outstanding - basic	4,272,122	4,034,833	4,161,853	4,034,833
Dilutive effect of stock option grants	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Weighted average shares outstanding - diluted	4,272,122	4,034,833	4,161,853	4,034,833

Net loss	$(1,179)	$(286)	$(1,515)	$(396)

Net loss per share - basic	$(0.28)	$(0.07)	$(0.36)	$(0.10)

Net loss per share - diluted	$(0.28)	$(0.07)	$(0.36)	$(0.10)

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

Intangible assets consist of the following:

	January 31, 2005		July 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Licenses	$2,985	$2,884	$2,985	$2,756
Intangible assets not subject to amortization:
Goodwill	12,251	5,506	12,251	5,506

Total intangibles	$15,236	$8,390	$15,236	$8,262

Amortization expense related to intangible assets totaled $64 and $128 during the three and six months ended January 31, 2005 and $64 and $127 during the three and six months ended January 31, 2004. The aggregate estimated amortization expense for intangible assets remaining as of January 31, 2005 is $101. License agreements will become fully amortized during the remainder of fiscal year 2005.

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

7. Stock-Based Compensation

The Company has adopted only the disclosure provisions of FASB No. 123 for employee stock options and continues to apply Accounting Principles Board, or APB, Opinion No. 25 for recording stock options issued to its employees and directors. Accordingly, no compensation expense was recognized in connection with the grant of options during the periods presented, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. Pro forma information regarding net loss and net loss per share is required by FASB No. 123 as if the Company had accounted for its stock-based awards to employees under the fair value method. The fair value of the Company’s stock-based awards to employees was estimated using the Black-Scholes multiple option model.

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Weighted average expected life	4 years	4 years	4 years	4 years
Expected stock price volatility	108%	116%	108%	116%
Risk-free interest rate	3.4%	3.1%	3.4%	3.1%

FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirement of FSAB Statement No 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Net loss as reported	$(1,179)	$(286)	$(1,515)	$(396)
Deduct: Total stock-based employee compensation under fair-value based method	(115)	(233)	(230)	(460)

Pro forma net loss	$(1,294)	$(519)	$(1,745)	$(856)

Net loss per share – basic and diluted:
As reported	$(0.28)	$(0.07)	$(0.36)	$(0.10)

Pro forma	$(0.30)	$(0.13)	$(0.42)	$(0.22)

8. Debt

On August 30, 2004, the Company issued $1.35 million of Secured 8% Convertible Notes due August 30, 2006, to institutional investors. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement with the Company’s existing secured creditor, and require interest payments semi-annually, in cash or, at the Company option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $1.68 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 200,893 shares of the Company’s Common Stock, exercisable at $2.28 per share and expiring in March 2010, and (ii) warrants to purchase up to 642,858 shares, exercisable at $2.10 per share and generally expiring in February 2006.

The intrinsic value of the beneficial conversion feature of the note was $0.79 million and the portion of the proceeds allocated to the warrants issued in connection with the debt totaled $0.56 million. Thus, $1.35 million was recognized as a reduction of the convertible debt and an addition to paid-in capital.

The Company engaged a registered broker-dealer to assist in the sale of the Notes and Warrants. The broker-dealer received a placement fee of $0.10 million and a warrant to purchase 60,268 shares at $2.28 per share. The issuance of the warrants to the broker-dealer was valued at $0.10 million.

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

Overview

Prosoft Learning is a leading provider of information and communications technology (“ICT”) curriculum and certifications which helps individuals develop, upgrade and validate critical ICT skills. We sell and license our content and certifications to academic institutions, commercial training centers, internal corporate training departments and individuals around the world.

Development of Business

Prosoft Learning was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Fixed costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and educational services to the technology training industry and building its propriety certification programs. The demand for instruction services declined sharply from fiscal year 2000 to fiscal year 2002. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero and effectively exited the services business. The Company has refocused its business on offering job-role certifications and proprietary or content solutions to academic institutions and adult education providers.

Results of Operations

Revenues

Total revenues were $1.76 million in the three months ended January 31, 2005, compared with $2.00 million in the three months ended January 31, 2004, a decrease of $0.24 million. Total revenues decreased to $3.61 million in the six months ended January 31, 2005 from $4.33 million in the six months ended January 31, 2004, a decrease of $0.72 million. The decline in total revenues was driven by continued weakness in corporate training budgets and reduced purchases of our courseware products and certifications by our learning center customers. In addition, academic customer purchases continue to be limited by budget constraints, though academic adoption for our programs continues to progress.

Costs of Revenues

Costs of revenues decreased $0.16 million, or 26 percent, compared with the year-ago quarter, and decreased $0.49 million, or 34 percent, compared with the year-ago six-month period. This decrease is related to the decrease in revenues and a reduction in costs of revenues related to a credit in the current quarter for over-billing by our major content supplier in prior periods. As a percentage of revenue, gross profit, defined as total revenues less costs of revenues, increased to 73 percent from 68 percent in the year-ago quarter and to 74 percent from 67 percent in the year-ago six-month period.

Content Development

Content development expenses increased $0.05 million, or 31 percent, compared with the year-ago quarter and increased $0.07 million, or 24 percent, compared with the year-ago six-month period. The increase in content development expenses was attributable to the development of new products including the introduction of a major revision to our CIW product line.

Sales and Marketing

Sales and marketing expenses decreased $0.16 million, or 23 percent, compared with the year-ago quarter, and decreased $0.23 million, or 17 percent, compared with the year-ago six month period. The decrease was attributable to lower revenues and associated sales commissions and a decrease in the number of sales employees.

General and Administrative

General and administrative expenses were $0.76 million for the current quarter compared with $0.62 million for the year-ago quarter, an increase of $0.14 million, or 23 percent. General and administrative expenses increased $0.21 million, or 17 percent, for the six months ended January 31, 2005, compared with the year-ago six-month period. The increase was primarily attributable to non-recurring legal fees and professional services expenses related to the abandoned merger with Trinity Learning Corporation in July 2004, higher personnel costs and other professional services expenses.

Depreciation and Amortization

Depreciation and amortization expenses decreased 16 percent compared with the year-ago quarter and with the year-ago six-month period. The decrease is due primarily to the closing of the Santa Ana, California and Eden Prairie, Minnesota offices in the year-ago periods.

Gain on the Settlement of Liability

The gain on the settlement of liability for $0.10 million resulted from the settlement of a liability of $0.18 million for $0.08 million.

Interest Income and Interest Expense

Interest expense was $0.89 million for the three months ended January 31, 2005, compared with $0.07 for the three months ended January 31, 2004, an increase of $0.82 million. Interest expense increased $0.97 million during the six months ended January 31, 2005, compared with the year-ago six-month period. The increase is attributable to the issuance on August 30, 2004 of $1.35 million in Secured 8% Convertible Notes and the subsequent conversion of 54 percent of the debt into the Company’s common stock by the Investors. The conversion of the debt accelerated the amortization of deferred debt issuance expenses and debt discount in the three months ended January 31, 2005.

The components of interest expense are reflected in the following table (dollars are in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2005	2004	2005	2004
Interest expense	$103	$75	$199	$143
Amortization of debt issuance expenses	146	4	175	8
Amortization of debt discount	636	—	751	—

	$885	$79	$1,125	$151

Liquidity and Capital Resources

The Company’s primary need for liquidity relates to funding its operations and financing its working capital needs. At January 31, 2005, the Company had $0.88 million of cash.

Net cash used in operating activities was $0.82 million in the six months ended January 31, 2005, compared with $0.36 million for the six months ended January 31, 2004, an increase of $0.46 million. Cash used in operating activities for the six months ended January 31, 2005 was the result of our net loss of $1.52 million, adjusted for non-cash items of $1.24 million and a $0.54 million increase in changes in operating assets and liabilities, which consisted primarily of an increase in our outstanding trade accounts receivable.

There was no cash used in investing activities for the six months ended January 31, 2005, compared with $0.02 million in the same year-ago period. Cash used in investing activities for the six months ended January 31, 2004 was related to the purchase of property and equipment.

Cash provided by (used in) financing activities was $1.15 million and $(0.03) million in the six months ended January 31, 2005 and 2004, respectively. The change in cash provided by financing activities was due to the issuance on August 30, 2004 of $1.35 million of Secured 8% Convertible Notes, due August 30, 2006, to institutional investors. We received net proceeds of $1.15 million. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement with the Company’s existing secured creditor, and require interest payments semi-annually on February 28 and August 30, in cash or, at the Company option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $1.68 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 200,893 shares of the Company’s Common Stock, exercisable at $2.28 per share and expiring in March 2010, and (ii) warrants to purchase up to 642,858 shares, exercisable at $2.10 per share and generally expiring in February 2006. The portion of the proceeds allocated to the warrants issued in connection with the debt totaled $0.56 million and the intrinsic value of the beneficial conversion feature of the notes was $0.79 million. Thus, $1.35 million was recognized as a reduction of the convertible debt and an addition to paid-in capital.

The following summarizes our contractual cash obligations as of January 31, 2005(in millions):

	Payments Due for the Twelve Months Ended January 31,
	2006	2007	Total
Long term debt	$—	$4.05	$4.05
Capital lease obligations	—	—	—
Operating leases	0.35	0.09	0.44

Total contractual cash obligations	$0.35	$4.14	$4.49

The long-term debt identified as due in year 2007 in the preceding table represents principal and accrued interest to date on the Subordinated Secured Convertible Note of $3.42 million and principal remaining on the Secured 8% Convertible Notes of $0.63 million. In the three months ended January 31, 2005, investors converted $0.73 million of the Secured 8% Convertible Notes into the Company’s common stock. Given the potentially significant cash requirements to meet this debt repayment schedule during the first fiscal quarter of our fiscal year 2007, the Company will need to seek additional capital to refinance these note issues in fiscal 2007 if they have not been converted into common stock prior to that time.

A term of the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes requires that the Company maintain the listing and trading of its common stock on either the Nasdaq National Market or the Nasdaq SmallCap Market. If the Company is unable to maintain its listing on Nasdaq for any reason, the Company will be in default on the listing requirement covenant in the note agreements. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes.

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

A term of the Secured Convertible Note and the Secured 8% Convertible Notes requires that the Company maintain the listing and trading of its common stock on the Nasdaq SmallCap Market. If we do not maintain the $1.00 minimum bid price requirement or any other continued listing requirement under Nasdaq rules, and if Nasdaq delists our common stock, we will be in default on the listing requirement covenant in the note agreements. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes. If the Company’s stock is delisted, and if as a result of that delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed and would be forced to seek alternative financing at that time.

We have incurred significant losses to date and may continue to incur losses in the future.

We have incurred losses of approximately $102 million from our inception in 1995 through January 31, 2005. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses or maintain profitability. Should revenue decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

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

The potential for future sales of our common stock could depress the market price of our common stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements that have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 3.3 million shares, or approximately 46% of the shares of common stock outstanding (assuming the issuance of all shares covered by those registration statements). These shares were privately issued and many shares are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the common stock.

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

PART II

Item 4. Submission of Matters to Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on January 7, 2005. At the Annual Meeting, the following director was elected to serve as Class II director for a three-year term and until their respective successors are elected and qualified.

	Votes For	Votes Withheld
Jeffrey G. Korn	20,139,725	280,086
Charles McCusker	20,417,711	2,100

In addition, the stockholders approved the following proposals:

	Votes For	Votes Against	Abstentions
Approval of an amendment to the Company’s Amended and Restated Articles of Incorporation to effect, at the board’s discretion, between a two-for-one and a seven-for-one share consolidation.	20,118,377	474,740	23,750

Approval of an amendment to the Company’s Amended and Restated Articles of Incorporation to change the name of the Company to Prosoft Learning Corporation.	20,502,118	101,150	13,600

Item 6. Exhibits

a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer

32.1	Section 1350 Certification – Principal Executive Officer

32.2	Section 1350 Certification – Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prosoft Learning Corporation

Dated: March 17, 2005

/s/ WILLIAM J. WERONICK
William J. Weronick
Vice President Finance
(Principal Financial and Accounting Officer)