Form 10-Q
period 2005-04-30
Prosoft Learning CORP
filed 2005-06-14
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended April 30, 2005

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

The number of shares of the registrants’ common stock, $.001 par value, outstanding as of June 10, 2005 was 4,635,481 shares.

PROSOFT LEARNING CORPORATION

		Page
	PART I

Item 1.	Financial Statements
	Consolidated Statements of Operations (Unaudited) for the Three Months Ended April 30, 2005 and 2004 and for the Nine Months Ended April 30, 2005 and 2004	3
	Consolidated Balance Sheets at April 30, 2005 (Unaudited) and July 31, 2004	4
	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended April 30, 2005 and 2004	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

	PART II

Item 6.	Exhibits	17
	Signatures	18

PART I

Item 1. Financial Statements

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
Revenues:
Content	$1,320	$1,552	$4,226	$4,929
Certification	334	416	1,040	1,366

Total revenues	1,654	1,968	5,266	6,295

Costs and expenses:
Costs of revenues	549	662	1,490	2,093
Content development	174	147	542	443
Sales and marketing	526	704	1,604	2,009
General and administrative	631	792	2,130	2,078
Depreciation and amortization	108	121	321	375

Total costs and expenses	1,988	2,426	6,087	6,998

Loss from operations	(334)	(458)	(821)	(703)

Gain on the settlement of liability	—	—	95	—
Interest income	1	—	3	—
Interest expense	(270)	(76)	(1,395)	(227)

Net loss	$(603)	$(534)	$(2,118)	$(930)

Net loss per share: basic and diluted	$(0.13)	$(0.13)	$(0.49)	$(0.23)

Weighted average shares outstanding: basic and diluted	4,565,710	4,038,236	4,294,507	4,035,997

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30, 2005	July 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$903	$502
Accounts receivable, less allowances of $104 and $148	475	644
Prepaid expenses and other current assets	247	132

Total current assets	1,625	1,278

Property and equipment, net of accumulated depreciation of $3,398 and $3,252	165	283
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Licenses, net of accumulated amortization of $2,948 and $2,756	37	229
Other, net	104	87

Total assets	$8,676	$8,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$489	$591
Accrued expenses	486	768
Current portion of capital lease obligations	—	98
Other	52	64

Total current liabilities	1,027	1,521

Long-term debt	3,612	3,264

Total liabilities	4,639	4,785

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares: 12,500,000; issued: 4,635,481 and 4,053,554 shares	5	4
Additional paid-in capital	106,738	104,456
Accumulated deficit	(102,845)	(100,727)
Accumulated other comprehensive income	214	179
Less common stock in treasury, at cost: 1,985 shares	(75)	(75)

Total stockholders’ equity	4,037	3,837

Total liabilities and stockholders’ equity	$8,676	$8,622

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended April 30,
	2005	2004
Operating activities:
Net loss	$(2,118)	$(930)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	321	372
Gain on settlement of liability	(95)
Non-cash interest expense	1,395	221
Changes in operating assets and liabilities:
Accounts receivable, net	169	325
Prepaid expenses and other current assets	(42)	43
Accounts payable	(101)	(451)
Accrued expenses	(265)	(212)
Other	(12)	(244)

Net cash used in operating activities	(748)	(876)

Investing activities:
Purchase of property and equipment	(8)	(18)

Net cash used in investing activities	(8)	(18)

Financing activities:
Issuance of common stock		14
Issuance of long term debt	1,350
Long-term debt issuance costs	(199)
Principal payments on capital leases	(3)	(25)

Net cash provided by (used in) financing activities	1,148	(11)

Effects of exchange rate changes on cash	9	18

Net increase (decrease) in cash and cash equivalents	401	(887)
Cash and cash equivalents at the beginning of period	502	1,567

Cash and cash equivalents at the end of period	$903	$680

Supplementary disclosure of cash paid during the period for:
Interest	$—	$5

Non-cash investing and financing activity:
Conversion of debt and interest into common stock	$831	$—

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

(unaudited)

1. General

These interim consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. The results of operations for the interim period ended April 30, 2005, are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2005. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Certain reclassifications have been made in the prior-period consolidated financial statements to conform with the current-period presentation. All share and per share data have been restated to reflect the one-for-six stock consolidation as approved by the shareholders and the Board of Directors and effected on January 20, 2005.

2. Comprehensive Income

The components of comprehensive income for the three and nine months ended April 30, 2005 and 2004 are as follows:

	Three Months ended April 30,		Nine Months ended April 30,
	2005	2004	2005	2004
Net loss	$(603)	$(534)	$(2,118)	$(930)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	(29)	35	28

Comprehensive loss	$(619)	$(563)	$(2,083)	$(902)

3. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is evaluating SFAS No. 151, and does not believe it will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating SFAS No. 153, and does not believe it will have a material impact on our consolidated financial statements.

In December 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principal Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Generally, SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value method to be used at the date of adoption.

In April 2005, the SEC amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123R. Based on the amended rule, the Company is required to adopt SFAS No. 123R effective the beginning of its fiscal year 2006. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material effect on its results of operations and earnings per share. The Company has not yet determined its method of adoption of SFAS No. 123R. See Note 7 of the Notes to the Consolidated Financial Statements for the proforma impact of stock-based compensation on the three and nine-month periods ended April 30, 2005 and April 30, 2004, respectively.

4. Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share, or basic EPS, of common stock was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Dilutive earnings (loss) per share, or diluted EPS, is computed by dividing net income (loss) after adjustments for the effect of our convertible notes (if dilutive), by the weighted average number of common shares and potentially dilutive shares outstanding (if dilutive) during each period. Potentially dilutive shares include stock options, warrants and assumed conversion of the convertible notes. The number of potentially dilutive shares outstanding relating to stock options is computed using the treasury stock method and the potentially dilutive shares outstanding relating to warrants and convertible notes is computed using the if-converted method. Since the Company recorded losses for the three-month periods and nine-month periods ended April 30, 2005 and 2004, the diluted EPS of common stock is the same as the basic EPS, as any potentially dilutive securities would be anti-dilutive.

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2005	2004	2005	2004
Weighted average shares outstanding - basic	4,565,710	4,038,236	4,294,507	4,035,997
Dilutive effect of stock option grants	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Dilutive effect of convertible notes	—	—	—	—

Weighted average shares outstanding - diluted	4,565,710	4,038,236	4,294,507	4,035,997

Net loss	$(603)	$(534)	$(2,118)	$(930)

Net loss per share – basic	$(0.13)	$(0.13)	$(0.49)	$(0.23)

Net loss per share - diluted	$(0.13)	$(0.13)	$(0.49)	$(0.23)

Stock options to acquire 577,083 shares for the three months and nine-months ended April 30, 2005 and 440,817 shares for the three months and nine-months ended April 30, 2004 were not included in potentially dilutive shares because the effect of including these stock options would have been anti-dilutive. Warrants to acquire 1,093,722 shares for the three months and nine-months ended April 30, 2005 and 247,960 shares for the three months and nine-months ended April 30, 2004 were not included in potentially dilutive shares because the effect of including these warrants would have been anti-dilutive. Shares that would be issued upon conversion of convertible notes totaled 1,070,321 shares for the three months and nine-months ended April 30, 2005 and 668,523 shares for the three months and nine-months ended April 30, 2004, were not included in the computations of diluted EPS because the effect of including them would have been anti-dilutive. These options, warrants and the convertible notes may become dilutive in the future.

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

Intangible assets consist of the following:

	April 30, 2005		July 31, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Licenses	$2,985	$2,948	$2,985	$2,756
Intangible assets not subject to amortization:
Goodwill	12,251	5,506	12,251	5,506

Total intangibles	$15,236	$8,454	$15,236	$8,262

Amortization expense related to intangible assets totaled $64 and $192 during the three and nine months ended April 30, 2005 and $63 and $192 during the three and nine months ended April 30, 2004. The aggregate estimated amortization expense for intangible assets remaining as of April 30, 2005 is $37. License agreements will become fully amortized during the remainder of fiscal year 2005.

On May 6, 2005, the Company received notice from Nasdaq that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market, and was provided a grace period through November 2, 2005, to regain compliance with the requirement. If the Company does not cure its minimum bid price deficiency, and if Nasdaq delists the Company’s common stock, the Company will be in default on the listing requirement covenant in the Secured Convertible Note and the 8% Convertible Notes. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owned under the notes. The Company believes the May 6, 2005 Nasdaq notice combined with the recent decline in the Company’s common stock price are events which will require it to reassess goodwill for any impairment in the quarter ended July 31, 2005.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

	Three Months Ended April 30,		Nine months Ended April 30,
	2005	2004	2005	2004
Weighted average expected life	4 years	4 years	4 years	4 years
Expected stock price volatility	74%	96%	74%	96%
Risk-free interest rate	3.8%	3.4%	3.8%	3.4%

FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirement of FASB Statement No 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended April 30,		Nine months Ended April 30,
	2005	2004	2005	2004
Net loss as reported	$(603)	$(534)	$(2,118)	$(930)
Deduct: Total stock-based employee compensation under fair-value based method	(117)	(254)	(346)	(746)

Pro forma net loss	$(720)	$(788)	$(2,464)	$(1,676)

Net loss per share – basic and diluted:
As reported	$(0.13)	$(0.13)	$(0.49)	$(0.23)

Pro forma	$(0.16)	$(0.10)	$(0.57)	$(0.42)

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

On May 6, 2005, the Company received notice from Nasdaq that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market, and were provided a grace period through November 2, 2005, to regain compliance with the requirement. If the Company does not cure its minimum bid price deficiency, and if Nasdaq delists the Company’s common stock, the Company will be in default on the listing requirement covenant in the Secured Convertible Note and the 8% Convertible Notes. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owned under the notes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this document. Results for interim periods are not necessarily indicative of results for the full year. Statements in this report that relate to future results and events are based on our current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties, including those discussed under “Additional Factors That May Affect Results of Operations and Market Price of Stock” on Page 13.

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

Results of Operations

Revenues

Total revenues were $1.65 million in the three months ended April 30, 2005, compared with $1.97 million in the three months ended April 30, 2004, a decrease of $0.32 million. Total revenues decreased to $5.27 million in the nine months ended April 30, 2005 from $6.30 million in the nine months ended April 30, 2004, a decrease of $1.03 million. The decline in total revenues was driven by continued weakness in corporate training budgets and reduced purchases of our courseware products and certifications by our learning center customers. In addition, academic customer purchases continue to be limited by budget constraints, though academic adoption for our programs continues to progress.

Costs of Revenues

Costs of revenues decreased $0.11 million, or 17 percent, compared with the year-ago quarter, and decreased $0.60 million, or 29 percent, compared with the year-ago nine-month period. This decrease is related to the decrease in revenues and a reduction in costs of revenues related to a credit in the current nine-month period for over-billings by our major content supplier. As a percentage of revenue, gross profit, defined as total revenues less costs of revenues, increased to 67 percent from 66 percent in the year-ago quarter and to 72 percent from 67 percent in the year-ago nine-month period.

Content Development

Content development expenses increased $0.03 million, or 18 percent, compared with the year-ago quarter and increased $0.10 million, or 23 percent, compared with the year-ago nine-month period. The increase in content development expenses was attributable to the development of new products including the introductions of major revisions to our CIW product lines.

Sales and Marketing

Sales and marketing expenses decreased $0.18 million, or 25 percent, compared with the year-ago quarter, and decreased $0.41 million, or 20 percent, compared with the year-ago nine-month period. The decrease was attributable to lower revenues and associated sales commissions.

General and Administrative

General and administrative expenses were $0.63 million for the current quarter compared with $0.79 million for the year-ago quarter, a decrease of $0.16 million, or 20 percent. General and administrative expenses increased $0.05 million, or 3 percent, for the nine months ended April 30, 2005, compared with the year-ago nine-month period. The decrease for the current quarter was primarily attributable to a reduction of bad debt expenses and non-recurring legal fees and professional services expenses related to the abandoned merger with Trinity Learning Corporation in July 2004. The increase for the nine months ended April 30, 2005 was primarily attributable to non-recurring legal fees and professional services expenses related to the abandoned merger with Trinity Learning Corporation in July 2004.

Depreciation and Amortization

Depreciation and amortization expenses decreased 11 percent compared with the year-ago quarter and 14 percent compared with the year-ago nine-month period. The decrease is due primarily to the closing of the Santa Ana, California and Eden Prairie, Minnesota offices in the year-ago periods.

Gain on the Settlement of Liability

The Company settled a liability of $0.18 million for $0.08 million and recognized a gain of $0.10 million in the first quarter of fiscal year 2005.

Interest Income and Interest Expense

Interest expense was $0.27 million for the three months ended April 30, 2005, compared with $0.08 for the three months ended April 30, 2004, an increase of $0.19 million. Interest expense was $1.40 million for the nine months ended April 30, 2005, compared with $0.23 for the nine months ended April 30, 2004, an increase of $1.17 million. The increase is attributable to the issuance on August 30, 2004 of $1.35 million in Secured 8% Convertible Notes and the subsequent conversion of 58 percent of the debt into the Company’s common stock by the Investors. The conversion of the debt accelerated the amortization of deferred debt issuance expenses and debt discount.

The components of interest expense are reflected in the following table:

	Three Months Ended April 30,		Nine months Ended April 30,
	2005	2004	2005	2004
Interest expense	$95	$72	$293	$215
Amortization of debt issuance expenses	35	4	210	12
Amortization of debt discount	140	—	892	—

	$270	$76	$1,395	$227

Liquidity and Capital Resources

The Company’s primary need for liquidity relates to funding its operations and financing its working capital needs. At April 30, 2005, the Company had $0.90 million of cash.

Net cash used in operating activities was $0.75 million in the nine months ended April 30, 2005, compared with $0.88 million for the nine months ended April 30, 2004, a decrease of $0.13 million. Cash used in operating activities for the nine months ended April 30, 2005 was the result of our net loss of $2.12 million, adjusted for non-cash items of $1.62 million and an increase in collections of outstanding trade accounts receivable offset by payments made on accounts payable and accrued expenses.

Cash used in investing activities was minimal for the nine months ended April 30, 2005 and 2004 and was related primarily to the purchase of computer equipment.

Cash provided by (used in) financing activities was $1.15 million and $(0.11) million in the nine months ended April 30, 2005 and 2004, respectively. The change in cash provided by financing activities was due to the issuance on August 30, 2004 of $1.35 million of Secured 8% Convertible Notes, due August 30, 2006, to institutional investors. We received net proceeds of $1.15 million. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement with the Company’s existing secured creditor, and require interest payments semi-annually on February 28 and August 30, in cash or, at the Company option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $1.68 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 200,893 shares of the Company’s Common Stock, exercisable at $2.28 per share and expiring in March 2010, and (ii) warrants to purchase up to 642,858 shares, exercisable at $2.10 per share and generally expiring in February 2006. The portion of the proceeds allocated to the warrants issued in connection with the debt totaled $0.56 million and the intrinsic value of the beneficial conversion feature of the notes was $0.79 million. Thus, $1.35 million was recognized as a reduction of the convertible debt and an addition to paid-in capital.

The following summarizes our contractual cash obligations as of April 30, 2005(in millions):

	Payments Due for the Twelve Months Ended April 30,
	2006	2007	Total
Long term debt	$—	$4.07	$4.07
Operating leases	0.34	—	0.34

Total contractual cash obligations	$0.34	$4.07	$4.41

The long-term debt identified as due in year 2007 in the preceding table represents principal and accrued interest to date on a Subordinated Secured Convertible Note of $3.51 million and principal remaining on the Secured 8% Convertible Notes of $0.56 million. In the three months ended April 30, 2005, investors converted $0.06 million of the Secured 8% Convertible Notes into the Company’s common stock. In the nine months ended April 30, 2005, investors converted a total of $0.79 million of the Secured 8% Convertible Notes into the Company’s common stock. Given the potentially significant cash requirements to meet this debt repayment schedule during the first fiscal quarter of our fiscal year 2007, the Company will need to seek additional capital to refinance these note issues in fiscal 2007 if they have not been converted into common stock prior to that time.

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

The Company’s common stock is currently listed on the Nasdaq SmallCap Market. However, the Company’s stock remains listed on Nasdaq subject to a grace period granted by Nasdaq through November 2, 2005, as a result of the Company’s failure to meet the minimum bid price listing maintenance requirement of the exchange. To remain listed past that date, the bid price of the Company’s stock must be at least $1.00 for 10 consecutive trading days prior to that date. If the Company is unable to meet this requirement, Nasdaq will determine whether the Company meets The Nasdaq SmallCap initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, Nasdaq will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to delist its securities to a Listing Qualifications Panel. If the Company’s stock is delisted from Nasdaq, and if as a result of that delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed.

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

In the first quarter of fiscal year 2007 both the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes will mature and all outstanding principal and capitalized interest thereupon will become due and payable. Although these securities are convertible into common stock by their holders prior to their maturity dates, the Company may need to seek capital to refinance these debt instruments. In addition, if we are unable to maintain our listing on Nasdaq, the holders of these securities could choose to accelerate the repayment of these notes, and the Company would be forced to seek alternative financing at that time.

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

On May 6, 2005, we received notice from Nasdaq that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market, and were provided a grace period through November 2, 2005, to regain compliance with the requirement. In order to remain on the Nasdaq SmallCap Market, we will need to satisfy the $1.00 bid price requirement by having a closing bid price of our common stock of at least $1.00 for a minimum of ten consecutive business days, which we have not done to date. If we do not comply by November 2, 2005, Nasdaq will determine whether the Company meets The Nasdaq SmallCap initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, Nasdaq will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to delist its securities to a Listing Qualifications Panel.

If we do not cure our minimum bid price deficiency by November 2, 2005, and if Nasdaq delists our common stock, then the common stock may be traded on the OTC Bulletin Board or the “pink sheets”. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Markets, which could reduce the trading liquidity in our common stock or make our effort to raise capital more difficult. OTC Bulletin Board and “pink sheets” stocks are often lightly traded or not traded at all on any given day. Any reduction in trading liquidity or active interest on the part of our investors could have adverse consequences on our stockholders, either because of reduced market prices or lack of a regular, active trading market for our common stock.

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

We have incurred losses of approximately $103 million from our inception in 1995 through April 30, 2005. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses or maintain profitability. Should revenue decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

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

The potential for future sales of our common stock could depress the market price of our common stock. In addition, the perception that such sales will occur could also adversely affect the price. As long as certain registration statements that have been filed with the SEC remain effective, the selling stockholders under those registration statements may sell approximately 3.2 million shares, or approximately 41% of the shares of common stock outstanding (assuming the issuance of all shares covered by those registration statements). These shares were privately issued and many shares are otherwise subject to restrictions on resale under securities laws. Any such sales, or even the market perception that such sales could be made, may depress the price of the common stock.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including Section 404 of the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq SmallCap Market rules, may lead to an increase in our costs of compliance. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business.

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

PART II

Item 6. Exhibits

a) Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended.

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer

32.1	Section 1350 Certification - Principal Executive Officer

32.2	Section 1350 Certification - Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Prosoft Learning Corporation
Dated: June 14, 2005
/s/ WILLIAM J. WERONICK
William J. Weronick
Vice President Finance
(Principal Financial and Accounting Officer)