Form 10KSB
period 2005-07-31
Prosoft Learning CORP
filed 2005-10-28
CIK 1018693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2005

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

Common Stock, Par Value $.001 Per Share

(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Revenues for the fiscal year ended July 31, 2005 were $7,031,667.

The aggregate market value of common stock held by non-affiliates (excludes outstanding shares beneficially owned by directors and officers) as of October 17, 2005, was approximately $2.15 million. As of such date 4,672,811 shares of common stock, $.001 per value, were outstanding.

Portions of the issuer’s definitive proxy statement for its 2005 Annual Meeting of Stockholders intended to be filed with the Commission within 120 days of July 31, 2005 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):   YES  ☐    NO  ☒

PROSOFT LEARNING CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

ITEM I.	DESCRIPTION OF BUSINESS

Business Development

Prosoft Learning Corporation (“Prosoft”, or the “Company”) was originally incorporated under the laws of the State of Nevada as Tel-Fed, Inc. (“Tel-Fed”). Beginning in February 1995, the Company’s business was operated as a sole proprietorship (the “Proprietorship”). In December 1995, Pro-Soft Development Corp., a California corporation (“Old ProSoft”), was incorporated and acquired the business from the Proprietorship effective January 1, 1996. In March 1996, Tel-Fed entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with Old ProSoft and the Old ProSoft stockholders. Under the terms of the Reorganization Agreement, Old ProSoft stockholders received one share of Tel-Fed common stock in exchange for each of their shares of Old ProSoft, and Old ProSoft became a wholly-owned subsidiary of Tel-Fed (the “Reorganization”). As part of the Reorganization, all of the executive officers and directors of Tel-Fed resigned and the executive officers and directors of Old ProSoft became the executive officers and directors of Tel-Fed and the Company changed its name from Tel-Fed, Inc. to ProSoft Development, Inc. The Company changed its name to Prosoft I-Net Solutions, Inc. in October 1996, to ProsoftTraining.com in December 1998, to ProsoftTraining in July 2001, and to Prosoft Learning Corporation on January 20, 2005.

Business of Registrant

Prosoft Learning Corporation is a leading provider of information and communications technology (“ICT”) curriculum and certifications to secondary, postsecondary, vocational training, and corporate training institutions. The Company’s operations have historically been organized into two business segments: (a) Content Development and Distribution, in which the Company, through its ComputerPREP division, publishes and/or distributes instructor-led courseware in topics including Microsoft Office, A+ and Network + Certification, convergence technology, and project management, amongst others; and (b) Certification Development and Management, through which the Company owns and manages two proprietary job-role certifications, Certified Internet Web Professional (“CIW”) and Certified in Convergent Network Technologies (“CCNT”), and has developed and manages the Convergence Technology Professional (“CTP”) certification program for the Telecommunications Industry Association (“TIA”).

The Company’s curriculum and certifications help individuals develop, upgrade and validate critical ICT skills. Prosoft offers more than 1,000 ICT courses and three proprietary certification programs to more than 2,800 active customers in over 60 countries, including the United States, Canada, Germany, Australia, Japan, India, and China. Customers include a broad variety of 4-year, community, and technical colleges as well as numerous corporate clients. In late 2003, Prosoft launched its Certification Solutions Group (“CSG”) initiative (described in greater detail below) focused on integrating its CIW certification program into the academic curricula for career and technical education (“CTE”) programs in secondary and post-secondary institutions. The Company currently has statewide endorsements from 10 states.

Content Development and Distribution

Prosoft develops content for, and distributes one of the largest libraries in the world of, ICT curriculum. Content revenue is derived from the sale of course materials in the form of books, CD-ROMs, self-study kits, assessment products, Internet-based course books, royalties and content licenses. The Company derives the majority of its content revenue from the sales of course books and related materials. Royalties and content licenses represent a minor portion of the Company’s revenue and are sold either on a fee-per-use basis or for a one-time fee.

The Company’s content is focused on education and training for job-role and vendor-specific certifications. Other products offered by Prosoft assist in developing proficiency in specific computer programs, programming languages or operating systems. As of July 2005, the Company’s library consisted of approximately 1,000 unique course titles covering software and hardware products, programming, and certification programs such as A+, Network+, Microsoft, Linux, Cisco, Sun and the Company’s proprietary certification programs including CIW, CCNT, and CTP. Many of these titles are produced in multiple learning modalities such as instructor-led training (“ILT”), web-based training (“WBT”), and computer-based training (“CBT”), and often include supplementary assessment products. Certain of these products are also sold combined into a “blended learning” offering called Classroom-in-a-Box.

Content Distribution

Through its ComputerPREP division, Prosoft has built a distribution network with a wide range of customers, including academic institutions, commercial training centers, corporate clients, and individuals. The Company provides products to a diverse client list that includes New Horizons, Corinthian Colleges, NETg, IKON Office Solutions, CompUSA, American Express, IBM, General Dynamics, General Motors, Safeco Insurance, General Electric, SBC Communications, Iwatsu, Toshiba, Inter-Tel, AT&T, Avaya, Panasonic, CALPERS, the New York Stock Exchange, the Federal Reserve Bank, the Department of State, the U.S. Naval Academy, the U.S. Air Force, the U.S. Army Veteran’s Administration, the U.S. Department of Agriculture, the U.S. Department of Housing and Urban Development, the Pennsylvania House of Representatives, and a broad variety of community colleges, technical colleges and high schools. The learning center channel represented approximately 38 percent of Prosoft’s fiscal year 2005 content revenues, followed by 36 percent for the academic channel and 22 percent for corporate customers.

ComputerPREP also manages an authorized channel of over 700 CIW Authorized Training Providers (“ATP”) and Authorized Academic Partners (“AAP”) worldwide. Commercial channel partners generally pay a small membership fee for the rights to sell and teach Official Curriculum while academic channel partners usually agree to place a minimum courseware order when joining the authorized channel program.

ComputerPREP classroom materials for A+, Network+, Linux+ and Security+ have earned the CompTIA Authorized Quality Curriculum seal of approval. This third-party review, conducted by ProCert Labs, states that it “highly recommends” the curriculum to ICT educators and learners.

ComputerPREP offers academic market versions of many of its major products and has pursued a focused initiative to increase revenue from the academic channel. Its education solutions include a classroom-based assessment that allows teachers to control questions and monitor scores. Academic products also include syllabi, extra labs, and other teaching aids that meet the needs of this market.

As of September 30, 2005, under its CSG initiative, Prosoft has reached agreement with ten states for the endorsement and implementation of the CIW program in their public education systems. These arrangements position the Company to provide states, school districts and workforce development agencies with education solutions designed to integrate an industry-standard certification into statewide academic curricula. Prosoft believes it is uniquely positioned to meet the needs of this growing market.

The Company also distributes its content outside the United States. Although the majority of the Company’s content revenues are from the United States and Canada (82.5 percent), the Europe, Middle East and Africa (“EMEA”) market accounts for 15 percent. Prosoft maintains a direct sales and operations presence in the EMEA region through its Prosoft Training Europe Ltd. wholly-owned subsidiary, based in Limerick, Ireland. Prosoft also distributes content through a contractual relationship in Japan and has established a representative office in China, which operations account for the remaining 2.5 percent of 2005 revenues.

Content Development

The Company has built a sizable library of proprietary content primarily through its internal development process. Prosoft’s content development team is responsible for new product development and regular updates of existing titles in its library. The team is comprised of course directors, project managers, editors, publishers, and subject matter experts.

Prosoft develops its proprietary content using its Proprietary Content Architecture (“PCA”). This modular architecture allows Prosoft to create comprehensive products for instructors and students in both the learning center and academic channels from a single set of underlying content. The Company has developed and owns content for all of its major product lines including CIW, A+, MOS, Network+, Linux+, CTP and CCNT. The Company believes its commitment to frequently update its content to reflect the most recent technology, evolving industry standards and “best practices” provides a competitive advantage. This commitment helps ensure Prosoft’s core products continue to meet the needs of its customers.

Certification Development, Ownership and Management

The Company owns and manages two proprietary job-role certifications, CIW and CCNT, and has developed and manages the CTP certification program for the TIA. Prosoft develops certification exams and provides candidates with access to these exams through commercial testing sites in the Prometric and VUE networks, each of which has testing affiliates in over 100 countries. These are the same testing services used by other leading certification providers such as Novell, Microsoft and Cisco. As the owner and manager of the certification programs, the Company also creates official preparatory courseware and maintains an authorized channel of official training centers.

The Company develops certification exams that validate a level of knowledge related to a set of skills or topics. The CIW program focuses on certification for job roles such as Site Designer, Web Developer and Security Professional. The CCNT program targets basic data communications, basic telecommunications and telephony, while the CTP program focuses on data networking, telephone networking and convergence technologies. The exams are published electronically through the testing provider network and cost the candidate between $25 and $125 in the United States. Entry-level certifications generally require a single exam, while professional-level certifications typically require between three and seven exams. Prosoft’s certification programs have received the support and endorsement of non-profit, widely recognized organizations that have important visibility and credibility among policy makers, academic institutions and industry leaders.

The Company’s certification revenues consist primarily of student testing fees (92 percent of fiscal year 2005 certification revenues) and fees paid by institutions to participate in the Company’s authorized programs (8 percent of fiscal year 2005 certification revenues). Prosoft believes it has growth potential in the certification area due to the integration of certifications into academic curricula, especially the secondary and post-secondary institutions targeted by its CSG initiative, the continuing shortage of ICT skills in today’s workforce, and the increasing recognition of portable vendor-neutral job-role certifications. The widespread acceptance of the Company’s vendor-neutral certifications is of particular importance to the academic channel.

Prosoft also offers certification management services to organizations and associations that wish to develop and promote their own ICT certifications. Through its successful creation and development of the CIW and CCNT certification programs, the Company has proven its ability to create certifications, develop supporting content to provide education in support of those certifications, establish and develop proprietary distribution channels, implement testing delivery networks, build and implement certified faculty and instructor programs, and drive content demand through certification success. As a result of these successes, Prosoft was chosen by the TIA to develop, manage and serve as the official content provider for the CTP certification program, which launched in July 2002.

CIW

Prosoft owns both the CIW certification and the Official CIW Curriculum. With over 80,000 certifications earned through August 2005, the CIW program has become one of the largest and most recognized programs among the more than 300 existing ICT certifications. The CIW certification covers job roles in network administration, security, application development, programming, Web design and e-commerce. Candidates from more than 100 countries have earned a CIW certification.

The Company seeks to expand the footprint of CIW by promoting vendor-neutral job-role standards in workforce development and academic communities. In the United States, CIW has received support and endorsement from the National Workforce Center for Emerging Technology, along with ten statewide educational agencies. Internationally, CIW has also received recognition or endorsement from numerous governmental and quasi-governmental organizations.

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

CTP

Prosoft began working with the TIA in 2001 to fulfill its members’ need for a convergence certification for the customer-premise equipment side of the telecommunications industry. The CTP Certification Advisory Council was formed in January 2002 with representatives from Cisco, Avaya, IBM, Siemens, Nortel, Mitel and First Communications to provide assistance in creating the CTP certification exam. Prosoft created Official CTP courseware and a CTP authorized training channel. Prosoft shares testing revenue from this program with the TIA. To date, CTP has been endorsed by Comdial, Cisco, Avaya, Nortel, Mitel, Inter-Tel, Iwatsu, NEC America and Toshiba as a prerequisite to those entities’ IP telephony certifications, product certifications, or dealer network certifications.

Services

The Company’s initial business strategy was to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Subsequently, the Company closed the learning center network and focused exclusively on selling its content and instructional services to the technology training industry and building its proprietary certification programs. The Company effectively exited the services business in fiscal year 2002, and currently has no employees or investments in the services business. Although Prosoft continues to earn a small amount of residual revenue in this business when it trains the instructors of learning center providers of companies that plan to conduct courses internally, Prosoft does not anticipate any material services revenue in the future. This business was the primary source of revenue for the Company for the fiscal years 1998 through 2000.

Customers

We serve four major customer groups: commercial learning centers, academic institutions, corporate clients and individuals.

Commercial Learning Centers. In fiscal year 2005, 38 percent of Prosoft’s content revenue came from commercial learning centers. The commercial learning center channel is comprised of entities that provide short-format courses in a commercial setting to individuals and corporations. Course length in this channel ranges from one day to two weeks. The primary end-user customer of the Company’s channel partners is a corporation seeking specialized training on technical topics. This channel is highly fragmented, with the largest companies responsible for a small percentage of the total market. Large chains in this channel are New Horizons, Learning Tree, and CompUSA. In fiscal year 2005, no customer accounted for more than five percent of content revenue.

Academic Institutions. In fiscal year 2005, 36 percent of Prosoft’s content revenue came from academic institutions. The academic channel is comprised of high schools, community colleges, technical and vocational schools and other diploma or degree-granting institutions. Course length in this channel is tied to academic semesters or quarters. This channel also provides “continuing education” in a format that competes directly with commercial learning centers. The academic channel is highly fragmented and no customer in this channel accounted for more than five percent of Prosoft’s content revenue in fiscal year 2005.

Corporations. In fiscal year 2005, 22 percent of Prosoft’s content revenue came from corporate customers. Internal training departments and corporate universities represent the majority of customers in this channel. These customers typically purchase the same products as commercial learning centers. No customer in this channel accounted for more than five percent of Prosoft’s content revenue in fiscal year 2005.

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

Competition

Both the content and certification business segments are highly competitive, and there currently are only minor economic barriers to entry into either business. Prosoft faces competition from many other companies offering training and certification services and products, including the internal training departments of corporations and publishing units of large corporations. Some of Prosoft’s competitors have access to greater resources and capital than are currently available to the Company. Prosoft competes in general ICT skills courseware with ElementK, Thomson Learning and Pearson LLC, each of which has one or more subsidiaries that sells courseware. The trade association CompTIA offers i-Net+, a certification that competes directly with Prosoft’s CIW Associate certification. Trade associations such as the World Organization of Webmasters have released certification exams that compete with aspects of Prosoft’s certification programs. Individuals can and often do earn multiple certifications, and Prosoft’s certifications focus on job skills rather than product-specific curricula offered by Microsoft, Cisco and other large vendors. However, these vendors have more resources to attract candidates to their programs than does Prosoft.

Sources of Revenue

The Company derives revenue primarily from two sources, content sales and certification testing, with a minor contribution from providing education services.

Content Revenue. Content revenue includes fees received from the sale of course materials such as books, CD-ROMs, Web-based course books, assessment products and content licenses. Prosoft recognizes content revenue from the sale of course books and other products when they are shipped. License revenue is recognized over the period in which Prosoft has a commitment for continuing involvement or obligation to provide services to the customer. In most cases, no such commitment exists, and revenue is recognized when content is shipped. Royalty income is recognized when received.

Certification Revenue. Certification revenue includes fees paid by certification candidates to take Prosoft’s certification examinations and annual fees received from CIW and CTP Authorized Training Providers and Authorized Academic Providers. Prosoft recognizes certification revenue when certification tests are administered, and partner fees over the period during which it has a commitment for continuing involvement or obligation to provide services to the partner.

Services Revenue. The Company effectively exited the services business in fiscal 2002, yet continues to earn some residual revenue in this business when it trains the instructors of learning center providers of companies that plan to conduct courses internally. Prosoft recognizes services revenue, if any, when such services are provided.

Sales, Marketing and Customer Support

Prosoft sells and markets its certification exams, content and integrated courses to students primarily through a channel of academic institutions and commercial learning centers. As of September 30, 2005, the Company had 20 people directly involved in sales, marketing and customer support in the United States, Asia, and Europe. Our customer service organization in Phoenix accepts, enters and reviews domestic and EMEA courseware orders. Because many of our customers need to make last-minute adjustments or wait to order courseware until a few days before a class starts, our quick-response capability is a competitive advantage.

In November 2004, Prosoft signed two distribution agreements with Thomson Course Technology (“Thomson”). Under the terms of the first agreement, Thomson will distribute the CIW Official Curriculum to academic institutions. This relationship, rolled out to the Thomson sales force in January 2005, is expected to provide significant benefit to the Company, giving Prosoft the opportunity to leverage Thomson’s sales force in its marketing to the academic channel. Under the terms of the second agreement, ComputerPREP is able to distribute up to 600 Thomson courseware titles, thereby significantly expanding the Company’s courseware offerings. Sales of these Thomson products have grown steadily since the agreement was signed.

Seasonality

Our revenue and income can vary from quarter to quarter due to seasonal and other factors. We generally experience greater revenue in the months immediately preceding the start of the fall and spring school semesters (July and January). However, in the European market, August is usually a poor month because many workers take their summer holiday at that time. In the United States, the period from Thanksgiving through New Year’s Day tends to be slow for the education and training industry. Other seasonality is due to academic market purchasing cycles, customers’ spending patterns and variations in corporate training budgets.

Trademarks and Copyrights

Copyright laws protect most of our content. We have also received or filed for trademark and service mark registration for certain of our products, tag lines and feature names. We will continue to protect our trademarks and seek copyright registration for newly developed content, software products and any other material assets.

Employees

As of September 30, 2005, we employed 48 people worldwide.

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

ITEM 2.	DESCRIPTION OF PROPERTY

As of September 30, 2005, the Company had entered into lease arrangements for commercial space in the following locations:

Location	Square Footage	Monthly Cost	Lease Expiration
Phoenix, Arizona	13,301	$30,160	April 2006
Limerick, Ireland	1,900	$2,082	—
Beijing, China	1,100	$671	June 2006

The Phoenix, Arizona location is our headquarters which provides a location for executive and administrative offices and serves our content development activities, sales, content publishing, IT, certification and customer service purposes. The Limerick facility serves sales and customer service purposes, and is currently on a month-to-month lease extension following the expiration of the base term in February 2005. The Beijing office serves as our representative office in China.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock currently trades on the NASDAQ SmallCap Market, under the trading symbol “POSO”. The following table sets forth, for each quarter during fiscal years 2005 and 2004, the low and high sale prices per share of our common stock as reported by NASDAQ.

Quarter	Low	High
May 1, 2005 – July 31, 2005	$0.53	$0.91
February 1, 2005 – April 30, 2005	$0.53	$1.69
November 1, 2004 – January 31, 2005	$1.50	$4.20
August 1, 2004 – October 31, 2004	$1.68	$2.70
May 1, 2004—July 31, 2004	$2.28	$5.76
February 1, 2004—April 30, 2004	$2.64	$11.34
November 1, 2003—January 31, 2004	$2.64	$5.82
August 1, 2003—October 31, 2003	$1.80	$3.60

Note: The above prices per share have been adjusted to reflect the Company’s 6-for-1 reverse stock split, effective January 20, 2005.

On October 20, 2005, the Company had approximately 6,300 beneficial stockholders.

To date, no dividends have been declared or paid on any capital stock of the Company, and the Company does not anticipate paying any dividends in the foreseeable future.

On February 4, 2005, DKR SoundShore Oasis Holding Fund Ltd., and DKR SoundShore Oasis Strategic Holding Fund Ltd., (collectively the “Investors”) the holders of the $1.35 million 8% Secured Convertible Notes due August 30, 2006, elected to convert $62,000 of the remaining principal of said notes, plus $2,097 in accrued interest into 38,450 common shares of the Company at a conversion price of $1.68 per share. The Investors indicated their intent to promptly sell these common shares pursuant to the prospectus under the Company’s currently effective Registration Statement on Form S-3 that covers the resale of these and other shares. There were no underwriters involved in connection with the transaction and no discounts or commissions were paid. The Investors are accredited investors, as that term is defined within the meaning of Rule 501 of Regulation D of the Securities and Exchange Commission. The issuance of the notes, and the issuance of the shares of common stock upon conversion of the notes, was made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended (the “Act”), and the regulations thereunder afforded by Section 4(2) of the Act and Rule 506 thereunder.

On February 28, 2005, the Company elected to pay $22,500 in accrued interest to the Investors in the form of 20,821 common shares of the Company at a price of $1.08 per share. There were no underwriters involved in connection with the transaction and no discounts or commissions were paid. The Investors are accredited investors, as that term is defined within the meaning of Rule 501 of Regulation D of the Securities and Exchange Commission. The issuance of the notes, and the issuance of the shares of common stock as payment of interest under the notes, was made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended (the “Act”), and the regulations thereunder afforded by Section 4(2) of the Act and Rule 506 thereunder.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our Audited Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Annual Report on Form 10-KSB is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (“SEC”), including our subsequent reports on Forms 10-QSB and 8-K, which discuss our business in greater detail.

The section entitled “Additional Factors That May Affect Results Of Operations and Market Price Of Stock” set forth on Page 13 in this report, and similar discussions in our other SEC filings, discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding future results, future financing needs, changes in business strategy, competive advantages, market growth, future profitability, and factors affecting liquidity. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” “may”, “could”, “continue” and similar expressions are intended to identify forward-looking statements. Those forward-looking statements represent the Company’s judgement as of the date of the filing of this Annual Report on Form 10-KSB. Our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Additional Factors That May Affect Results Of Operations and Market Price Of Stock”. The Company disclaims any intent or obligation to update any forward-looking statements for any reason.

Development of Business

Prosoft Learning Corporation was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Overhead costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and instructional services to the technology training industry and building its proprietary certification programs. The demand for instruction services declined sharply from fiscal year 2000 to fiscal year 2002. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero and effectively exited the services business. The Company has refocused its business on offering job-role certifications and proprietary content solutions to academic institutions and adult education providers.

Results of Operations

Revenues

Total revenues for 2005 decreased 13 percent compared with 2004, to $7.03 million. Total revenues for 2004 were $8.05 million, a decrease of 33 percent compared with 2003. The slower decline in total revenues in 2005 is due primarily to the Company’s expansion of its product offerings and emphasis on market segments that demonstrate strong demand. The reduction from 2003 to 2004 was principally a result of continued weakness in corporate training budgets for IT education, resulting in reduced purchases of the Company’s content products by our learning center customers.

Content revenues in 2005 decreased by 9 percent, or $0.60 million, compared to 2004, after decreasing by 33 percent, or $3.08 million, in 2004 compared with 2003. The continued decline in content revenues for both years was driven by continued weakness in corporate training budgets resulting in reduced demand for our content products. However, the reduction in the rate of decline indicates a stabilization of demand for IT education products and services.

Certification revenues in 2005 decreased by 24 percent to $1.36 million compared to 2004, and decreased by 31 percent to $1.79 million for 2004 compared with 2003. Certification revenues consist of CIW, CTP and CCNT certification exam fees and annual fees received from CIW and CTP ATP’s. The revenue declines in 2005 and 2004 were related to continued weakness in the technology training sector.

Cost of Revenues

Cost of revenues in 2005 decreased by $0.73 million to $1.96 million, or 27 percent, compared with 2004. As a percentage of revenue, gross profit, defined as total revenue less costs of revenue, increased to 72 percent in 2005 from 67 percent in 2004. The decrease in cost of revenues was primarily a result of lower revenues. The increase in gross profit percentage was primarily due to substantial operating cost efficiencies achieved throughout the year. The Company has also modified its commission structure to emphasize the sale of higher margin products.

Cost of revenues in 2004 decreased by $1.72 million, or 39 percent, compared with 2003. As a percentage of revenue, gross profit increased to 67 percent in 2004, from 63 percent in 2003. The decrease in cost of revenues was primarily a result of lower revenues. The increase in gross profit percentage was primarily due to operating cost reductions and effeciency gains.

Content Development

Content development expenses in 2005 increased by $0.08 million, or 12 percent, when compared with 2004. This small increase is primarily due to increased costs associated with the expansion of the Company’s product offerings. Content development expenses in 2004 decreased by $0.83 million, or 57 percent, when compared with 2003. The 2004 dollar decreases were largely the result of lower personnel costs associated with the strategic reduction in headcount implemented during the first half of 2004.

Sales and Marketing

Sales and marketing expenses decreased by $0.45 million, or 17 percent, in 2005 as compared with 2004 and decreased by $0.97 million, or 27 percent, in 2004 as compared with 2003. As a percent of revenue, sales and marketing expenses decreased 2 percentage points in 2005 as compared with 2004 and increased 3 percentage points in 2004 as compared with 2003. The dollar decreases in 2005 and 2004 are attributable to lower sales commissions.

General and Administrative

General and administrative expenses stabilized during 2005, decreasing by $0.06 million, or 2 percent, in 2005 as compared with 2004. General and administrative expenses decreased by $1.25 million, or 30 percent, in 2004 as compared with 2003. As a percent of revenue, general and administrative expenses increased 4 percentage points in 2005 to 40% as compared with 2004 and increased 1 percentage point in 2004 as compared with 2003. The dollar decrease in 2004 was attributable to personnel reductions and cost containment and efficiency efforts.

Depreciation and Amortization

Depreciation expense was $0.18 million, $0.23 million, and $0.57 million for the years ended July 31, 2005, 2004, and 2003, respectively. The decrease in 2005 compared to 2004 was primarily due to certain assets becoming fully depreciatated during the year. The decrease in 2004 when compared to 2003 was primarily due to the closing of the Santa Ana, Califorina and Eden Prairie, Minnesota offices.

Amortization expense associated with acquired intangibles was $0.23 million in the year ended July 31, 2005, and $0.26 million in each of the years ended July 31, 2004 and 2003, respectively. The Company records no amortization of goodwill following the adoption of SFAS No. 142 effective August 1, 2002.

Impairment of Goodwill

In accordance with FSAS 142, the Company engaged the servies of an independent valuation firm to determine if as of July 31, 2005, the Company’s carrying value of goodwill was impaired. Their report concluded that the carrying value of the Company’s total assets, including intangible assets, was in balance with their calculated fair value, and hence no impairment was indicated.

Settlement Gains

During the year ended July 31, 2005, the Company recorded a $0.10 million gain resulting from the settlement of a dispute with a supplier, which had an approximate $0.02 earnings per diluted share impact on the 2005 results. During fiscal year 2003, we recorded a $0.37 million settlement gain, which had an approximate $0.02 earnings per diluted share impact to our results. The 2003 credit resulted from the settlement of a $0.50 million liability for $0.13 million.

Interest Income and Interest Expense

Interest income for fiscal 2005 was $0.01 million, compared to $0.00 million in fiscal 2004. Interest income for 2004 approximated interest income for 2003. The increase in 2005 was attributable to higher average cash balances due to the Company’s $1.35 million financing concluded in August 2004 and increasing interest rates.

Interest expense for fiscal 2005 rose to $1.70 million compared to $0.30 million in fiscal 2004. Interest expense for 2004 approximated interest expense for 2003. Interest expense is attributable to the issuance of the $2.50 million 10% Subordinated Convertible Note issued in October 2001, plus the $1.35 million Secured 8% Convertible Notes issued August 30, 2004. The 2001 note does not require any cash interest payments until maturity. Interest on the $1.35 million notes issued in 2004 is required to be paid semi-annually, in either cash or in 10% notes or shares of the Company’s common stock, at the Company’s option. Further, with the issuance of the Secured 8% Convertible Notes in 2004, the intrinsic value of the beneficial conversion feature of the Notes was calculated to be $0.79 million and the portion of the proceeds allocated to the warrants issued in connection with the debt totaled $0.56 million. Thus, $1.35 million was recognized as an offset to the convertible debt and an addition to paid-in capital. This $1.35 million value of the warrants and beneficial conversion feature is being amortized over the two-year life of the Notes (accelerated for actual execution of the warrants and conversion of the Notes), and is recorded as non-cash interest expense. This $1.05 million in non-cash interest expense resulting from this amortization had a significant effect on the increase in interest expense recorded in 2005 compared to 2004.

Income Tax Expense

Due to the recording of a valuation allowance, there was no income tax expense or benefit recorded in 2005, 2004 or 2003.

Liquidity and Capital Resources

The Company’s primary need for liquidity relates to funding its operations and working capital. At July 31, 2005, the Company had $759,000 in cash and cash equivalents.

Cash used in operating activities was $0.86 million in 2005 compared with $1.07 million in 2004, a decrease of $0.21 million, or 19%. The decrease in cash used in operating activities was due to a lower net loss in 2005 compared with 2004, adjusted for non-cash income and expenses of $1.93 million, offset by a $0.22 million net decrease in changes in operating assets and liabilities in 2005 compared with 2004.

Cash used in operating activities was $1.07 million in 2004 compared with $1.92 million in 2003, a decrease of $0.85 million. The decrease in cash used in operating activities was due to a lower net loss in 2004 compared with 2003, adjusted for non-cash income and expenses of $0.36 million, offset by a $0.47 million net decrease in changes in operating assets and liabilities in 2004 compared to 2003.

Cash used in investing activities, primarily consisting of capital expenditures of property and equipment, was $0.01 million in fiscal 2005, $0.02 million in 2004, and $0.07 million in 2003.

Cash provided by financing activities was $1.35 million in 2005, consisting of the proceeds from the issuance of the Secured 8% Convertible Notes described below. Cash used in financing activities was $0.20 million in 2005, which consisted primarily of debt issuance costs, compared with $0.01 million in 2004 and $0.06 million in 2003, which consisted primarily of principal payments on capital leases in each of those years.

The Company intends to continue to seek to grow its revenues by optimizing its product mix, and expanding into new markets. On July 14, 2005, the Company retained East Wind Advisors, LLC to act as the Company’s financial advisor and to explore strategic alternatives.

On August 30, 2004, we received $1.35 million from institutional investors pursuant to the issuance of Secured 8% Convertible Notes due August 30, 2006. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement, and require interest payments semi-annually in cash or, at the Company’s option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $1.68 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 200,893 shares of the Company’s Common Stock, exercisable at $2.28 per share and expiring in March 2010, and (ii) warrants to purchase up to 642,857 shares, exercisable at $2.10 per share and generally expiring in August 2009.

A term of the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes require that the Company maintain the listing and trading of its common stock on the Nasdaq SmallCap Market. If the Company is unable to maintain the trading of its common stock on Nasdaq for any reason, the Company will be in default on the listing requirement covenant in the note agreements. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes.

The Company’s stock has remained listed on the Nasdaq SmallCap Market subject to a grace period granted by Nasdaq through November 2, 2005, as a result of the Company’s failure to meet the $1.00 minimum bid price listing maintenance requirement of the exchange. To remain listed past that date, the bid price of the Company’s stock must be at least $1.00 for 10 consecutive trading days prior to that date. Since the Company’s stock continues to trade at less than $1.00 per share as of the date of this Form 10-KSB, and fewer than 10 trading days remain before November 2, 2005, it is a certainty that the Company will be out of compliance with the Nasdaq minimum bid requirement as of the expiration of the grace period. If the Company’s stock is delisted from Nasdaq, and if as a result of that delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed. The Company is aggressively seeking resolution of this issue with the noteholders.

The following summarizes our contractual cash obligations as of July 31, 2005 (in millions):

	Payments Due By Fiscal Year			Total
	2006	2007	2008
Long-term debt	$—	$4.15	$—	$4.15
Operating leases	0.25	—	—	0.25
Development contract	0.10	—	—	0.10

Total contractual cash obligations	$0.35	$4.15	$0.00	$4.50

The long-term debt identified as due in fiscal 2007 in the preceding table represents principal and capitalized interest to date on the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes. Given the significant cash required to meet this debt repayment schedule during fiscal 2007, the Company will need to seek additional capital to refinance these notes in fiscal 2007 if they have not been converted into common stock prior to that time.

The development contract is an agreement with Xyleme, Inc. to convert the Company’s content into a digitized repository, thereby facilitating the creation of customizable course offerings to the Company’s customers.

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

Additional Factors That May Affect Results of Operations and Market Price of Stock

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in these statements are reasonable in view of the facts available to us, no assurance can be given that all of these statements will prove to be accurate. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. Among these risks are those set forth in the following section, as well as those discussed elsewhere herein. If any of these risks materialize, our business, financial condition and results of operations could be harmed, the market price of our common stock could decline, or both.

Doubts about our ability to continue as a going concern.

The report on the Company’s consolidated financial statements as of and for the year ended July 31, 2005, issued by the Company’s independent registered public accounting firm and dated September 30, 2005, contained a qualification regarding matters related to the substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements for the year ended July 31, 2005, the Company is party to certain note agreements that provide creditors with the ability to demand accelerated repayment of amounts owed to those creditors if the Company is unable to comply with the terms of those note agreements. Should the Company fail to comply with the terms of those agreements the creditors could demand accelerated repayment of the amounts owed. The Company’s ability to comply with the terms of the agreements is uncertain and raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have limited cash resources and may need to raise additional funds.

We are operating with limited cash resources. Based on our current activity and expectations, we have sufficient cash resources for at least the next twelve months of operations. However, our cash resources would not be sufficient to repay the principal of our existing long term debt if it should be accelerated pursuant to a Nasdaq delisting. Additionally, a moderate change to revenue-generating capability or expense structure could result in increased operating losses. Increased operating losses would erode our liquidity by further reducing cash resources and could result in the need to raise additional funds. In addition, a substantial portion of our cash resources are held in bank accounts in foreign countries, which accounts may be subject to local currency controls and restrictions on withdrawal. Repatriation of these funds to the United States could result in significant delays or expense.

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

Given our relatively small size and historical operating results, our access to capital is limited. Should we need to raise additional funds, it cannot be certain that we will be able to obtain them on terms satisfactory to us. If we could not raise additional funds on terms satisfactory to us, we would be forced to raise funds on terms that we would not otherwise accept, seek funds through other means such as a sale of some or all of our assets or operations, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operations. Our financing alternatives are also impacted by the contractual right of Hunt Capital to receive certain payments upon a sale of the Company in a transaction whose value falls below $145 million, thereby reducing the amount of proceeds from a financing transaction that could otherwise be used for repayment of debt, payment of other obligations, or paid to existing shareholders. The potential payment is $1 million unless the transaction value falls below $60 million at which point the payment would grow on a pro-rata basis to $4.5 million if the transaction value falls below $10 million.

Our common stock could be delisted from the Nasdaq Stock Market.

On May 6, 2005, we received notice from Nasdaq that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market, and were provided a grace period through November 2, 2005, to regain compliance with the requirement. In order to remain listed on the Nasdaq SmallCap Market, we will need to satisfy the $1.00 bid price requirement by having a closing bid price of our common stock of at least $1.00 for a minimum of ten consecutive trading days. If we do not comply by November 2,

2005, Nasdaq has indicated it will provide written notification that we did not regain compliance. Since fewer than 10 trading days remain between the date of this report and November 2, 2005, and the Company’s common stock continues to trade at less than the $1.00 minimum bid price, it is certain that the Company will not be in compliance with the Nasdaq minimum bid price listing as of that date.

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

A term of the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes requires that the Company maintain the listing and trading of its common stock on the Nasdaq Markets. If Nasdaq delists our common stock as a result of our failure to cure our minimum bid price deficiency, we will be in default on the listing requirement covenant in the note agreements. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes. If the Company’s stock is delisted, and if as a result of that delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed.

We have incurred significant losses to date and may continue to incur losses in the future.

We have incurred net losses in excess of $103 million from our inception in 1995 through July 31, 2005. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses, or attain or maintain profitability. Should revenue decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

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

Reliance on key employees and suppliers.

Given the reductions in staffing levels as the Company has consolidated its operations over the past several years, Prosoft is dependent on certain key employees to continue to execute its business strategy. Although all employees are required to enter into non-disclosure and non-competition agreements upon hire, the loss of certain of these individuals, especially to competitors, could have a significant negative impact on the Company’s operations. Additionally, at the present time, the Company utilizes one principal vendor for its fulfillment (printing) requirements. While Prosoft could move its fulfillment business to another vendor if circumstances required, such a transition would be expensive and disruptive to the Company’s operations.

Compliance with changing regulations of corporate governance and public disclosure may result in additional expenses.

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

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors

Prosoft Learning Corporation

Phoenix, Arizona

We have audited the consolidated balance sheets of Prosoft Learning Corporation and subsidiaries (formerly known as ProsoftTraining) as of July 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prosoft Learning Corporation and subsidiaries as of July 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is party to certain note agreements that provide creditors with the ability to demand accelerated repayment of amounts owed to those creditors if the Company is unable to comply with the terms of those note agreements. Should the Company fail to comply with the terms of those agreements the creditors could demand accelerated repayment of the amounts owed. The Company’s ability to comply with the terms of the agreements is uncertain. The Company has also experienced losses from operations in each of the last three years. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP

Hein & Associates LLP

Phoenix, Arizona

September 30, 2005

Phoenix, Arizona

October 27, 2005

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

We have also audited Schedule II of ProsoftTraining for each of the three years in the period ended July 31, 2004 (not presented separately herein). In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/    GRANT THORNTON LLP

Phoenix, Arizona

September 24, 2004

PROSOFT LEARNING AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$759	$502
Accounts receivable, less allowances of $97 and $148	562	644
Prepaid expenses and other current assets	254	117

Total current assets	1,575	1,263

Property and equipment, net	123	283
Goodwill, net of accumulated amortization of $5,506 in 2005 and 2004	6,745	6,745
Courseware and licenses, net of accumulated amortization of $2,985 and $2,756	57	331

Total assets	$8,500	$8,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$424	$591
Accrued expenses	710	768
Current portion of capital lease obligations	—	98
Other	26	64

Total current liabilities	1,160	1,521

Long term convertible debt	3,591	3,264
Convertible Debentures, net of discount of $305	258	—

Total liabilities	5,009	4,785

Stockholders’ equity:
Common shares, par value $.001 per share: authorized shares: 75,000,000; issued: 4,635,481 and 4,053,554 shares	5	24
Additional paid-in capital	106,738	104,436
Accumulated deficit	(103,335)	(100,727)
Accumulated other comprehensive income	158	179
Less common stock in treasury, at cost: 1,985 shares	(75)	(75)

Total stockholders’ equity	3,491	3,837

Total liabilities and stockholders’ equity	$8,500	$8,622

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended July 31,
	2005	2004	2003
Revenues:
Content	$5,671	$6,259	$9,339
Certification	1,361	1,789	2,596
Services	—	—	85

Total revenues	7,032	8,048	12,020

Costs and expenses:
Cost of revenues	1,960	2,694	4,410
Content development	711	632	1,460
Sales and marketing	2,184	2,633	3,603
General and administrative	2,809	2,865	4,110
Depreciation and amortization	407	488	831
Settlement (gains)	(95)	—	(370)

Total costs and expenses	7,976	9,312	14,044

Loss from operations	(944)	(1,264)	(2,024)
Interest income	6	1	5
Interest expense	(1,670)	(303)	(289)

Loss before income taxes	(2,608)	(1,566)	(2,308)
Income tax (expense) benefit	—	—	—

Net loss	$(2,608)	$(1,566)	$(2,308)

Net loss per share:
Basic and diluted	$(0.60)	$(0.39)	$(0.57)

Weighted average shares outstanding:
Basic and diluted	4,380	4,039	4,034

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balances at August 1, 2002	4,034,888	24	$104,421	1,985	$(75)	$(96,853)	$59	$7,576
Net loss	—	—	—	—	—	(2,308)	—	(2,308)
Foreign currency translation adjustment	—	—	—	—	—	—	82	82

Total comprehensive loss	—	—	—	—	—	—	—	(2,226)
Issuance of common stock for employee stock purchase plan	2,000	—	1	—	—	—	—	1

Balances at July 31, 2003	4,036,887	24	104,422	1,985	(75)	(99,161)	141	5,351
Net loss	—	—	—	—	—	(1,566)	—	(1,566)
Foreign currency translation adjustment	—	—	—	—	—	—	38	38

Total comprehensive loss	—	—	—	—	—	—	—	(1,528)
Exercise of stock options, warrants and other transactions	16,667	—	14	—	—	—	—	14

Balances at July 31, 2004	4,053,554	$24	$104,436	1,985	$(75)	$(100,727)	$179	$3,837

Net loss	—	—	—	—	—	(2,608)	—	(2,608)
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)

Total comprehensive loss	—	—	—	—	—	—	—	(2,629)
Conversion of debt and accrued interest to common stock	501,774	5	828					833
Warrant and beneficial conversion feature associated with debt			1,350					1,350
Warrant issued to underwriter in conjunction with debt			101					101
Exercise of stock options, warrants and other transactions	80,153	(24)	23	—	—	—	—	(1)

Balances at July 31, 2005	4,635,481	$5	$106,738	1,985	$(75)	$(103,335)	$158	$3,491

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended July 31,
	2005	2004	2003
Operating Activities:
Net loss	$(2,608)	$(1,566)	$(2,308)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	398	485	1,124
Gain on settlement of liability	(95)	—	(370)
Non-cash interest expense	1,670	297	270
Impairment of goodwill	—	—	—
Disposition of property and equipment	—	—	113
Bad Debt Recovery	(60)	—	—
Changes in operating assets and liabilities:
Accounts receivable	142	389	872
Prepaid expenses and other current assets	(30)	58	439
Accounts payable	(161)	(470)	(1,214)
Accrued expenses	(76)	(68)	(954)
Accrued restructuring costs	(39)	(190)	110

Net cash used in operating activities	(859)	(1,065)	(1,918)
Investing Activities:
Purchases of property and equipment	(8)	(24)	(30)
Courseware and license purchases	—	—	(35)

Net cash used in investing activities	(8)	(24)	(65)
Financing Activities:
Issuance of common stock	—	14	1
Issuance of long term debt	1,350	—	—
Principal payments on debt and capital leases	(2)	(20)	(58)
Debt issuance costs	(199)	—	—
Other	—	—	—

Net cash (used in) provided by financing activities	1,149	(6)	(57)
Effects of exchange rates on cash	(25)	30	81

Net decrease in cash and cash equivalents	257	(1,065)	(1,959)
Cash and cash equivalents at beginning of year	502	1,567	3,526

Cash and cash equivalents at end of year	$759	$502	$1,567

Supplementary disclosure of cash paid during the year for:
Interest	$0	$5	$20

Supplemental Non-Cash Financing Disclosures:

During the year, the Company issued debt which had detachable warrants and a conversion feature valued at $1,350. This amount reduced debt and credited Additional Paid In Capital.

During the year, the Company convered approximately $788 in debt into common stock.

During the year, the Company issued warrants to a company for assistance in a financing transaction. The fair value of the warrants issued were approximately $101. This amount was capitalized as part of debt issuance costs, and was also credited to Additional Paid In Capital.

During the year, the Company issued common stock in lieu of payment of interest that was accrued. The amount of common stock issued for such accrued interest was $43.

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1.	Summary of Significant Accounting Policies

Business

Prosoft Learning Corporation offers content and certifications for individuals to develop and validate critical ICT workforce skills. Prosoft creates and distributes a complete library of classroom and e-learning courses. Prosoft distributes its content through its ComputerPREP division to individuals, schools, colleges, commercial training centers and corporations worldwide. Prosoft owns the CIW and CCNT certification programs and manages the CTP certification for the Telecommunications Industry Association.

Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries ProsoftTraining Europe Limited and Prosoft Training Hong Kong Limited. Intercompany transactions and balances are eliminated in consolidation.

Currency Translation, Comprehensive Loss and Accumulative Other Comprehensive Income

Assets and liabilities of foreign functional currency financial statements are translated into United States dollars at the exchange rate in effect at the close of the period. Income statement amounts are translated at the average exchange rates during the period. The Company accumulates translation adjustments as a separate component of stockholders’ equity. The Company’s accumulated other comprehensive income consists entirely of cumulative translation adjustments of foreign currency. Comprehensive loss presented in the consolidated statement of stockholders’ equity consists of net losses and foreign currency translation adjustments. The Company maintains a significant portion of its cash reserves in bank accounts in foreign countries, which may be subject to local currency controls and restrictions.

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

Changes in the Company’s allowance for doubtful accounts for the years ended July 31, 2005 and 2004 are as follows:

	July 31,
	2005	2004
Beginning balance	$148	$494
Bad debt expense	(60)	121
Accounts written off	9	(467)

Ending balance	$97	$148

Financial Instruments

The fair value of the Company’s financial instruments, consisting of cash and cash equivalents and accounts receivable and debt, approximate their carrying values. The Company believes that the fair value of its long-term debt approximates the recorded amount.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expenses were $7,000, $3,000, and $2,000 in 2005, 2004, and 2003 respectively.

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

Revenue Recognition

The Company derives revenue from two primary sources; content and certification. Content revenue includes fees received from the sale of course materials such as books, CD-ROMs, Web-based course books, assessment products and content licenses. The Company recognizes content revenue from the sale of course books and other products when they are shipped. Shipping and handling charges are invoiced to the customer and are included in gross revenues, reduced by the Company’s actual shipping expenses. For fiscal 2005, the total amount billed for shipping and handling was $213,000, and the total amount incurred in shipping expenses was $175,000. Content licenses are either purchased on a fee-per-use basis or for a one-time fee. Revenue is recognized over the period in which the Company has a commitment for continuing involvement or obligation to provide services to the customer. In most cases, no such commitment exists, and revenue is recognized when content is shipped. Certification revenue includes fees paid by certification candidates to take the Company’s certification tests and annual fees received from education partners, including CIW and CTP ATPs. The Company recognizes certification revenue when certification tests are administered, and partner fees over the period during which there is a commitment for continuing involvement or obligation to provide services to the partner.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

	2005	2004	2003
Weighted average expected life	4 years	4 years	4 years
Expected stock price volatility	97%	111%	80%
Risk-free interest rate	3.5%	3.7%	3.9%

For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended July 31 is as follows:

	2005	2004	2003
Net loss – actual	$(2,608)	$(1,566)	$(2,308)
Net loss – pro forma	$(3,079)	$(2,584)	$(4,128)
Basic and diluted loss per share – actual	$(.60)	$(.06)	$(.10)
Basic and diluted loss per share – pro forma	$(.70)	$(.11)	$(.17)

The weighted average fair value of options granted during the years ended July 31, 2005, 2004, and 2003 was $ .83, $0.45, and $.10, respectively.

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

Reverse Stock Split

All share information contained in this report has been adjusted to reflect the Company’s 6 for 1 reverse stock split, effective January 20, 2005.

Income (Loss) Per Share

The Company uses the weighted-average number of common shares outstanding during each period to compute basic income (loss) per common share. Diluted income (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. In years 2005, 2004 and 2003, all potentially dilutive common shares were anti-dilutive. As of July 31, 2005, there were 1,562,018 options and warrants outstanding and the outstanding debt could be converted into approximately 1,213,000 shares. All of these amounts have been excluded from the computation of diluted loss per share.

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

2.	Liquidity

During fiscal years 2005 and 2004, the Company reduced operating expenses in response to lower revenue and a change to the Company’s business model emphasizing the sale of educational content and certifications and away from instructor-led training. As a result of these actions, the Company’s financial results have improved and the Company believes its future liquidity position has been enhanced. The Company intends to continue to seek to grow its revenues by optimizing its product mix, and expanding into new markets. On July 14, 2005, the Company retained East Wind Advisors, LLC to act as the Company’s financial advisor and to explore strategic alternatives.

In addition, the Company raised $1.35 million through the issuance of Secured 8% Convertible Notes (see Note 12) on August 30, 2004, providing additional liquidity. However, it should be noted that a significant portion of the Company’s cash resources are held in bank accounts in foreign countries, which accounts may be subject to local currency controls and restrictions on withdrawal. The Company may experience delays or additional expenses in repatriating certain of these funds, in particular those held in banks in China. The total amount of cash and cash equivalents held in non-U.S. banks was approximately $200,000 as of July 31, 2005.

A term of the Subordinated Secured Convertible Note (see Note 6) and of the Secured 8% Convertible Notes requires that the Company maintain the listing and trading of its common stock on the Nasdaq SmallCap Market. If the Company is unable to maintain the trading of its common stock on Nasdaq, the Company will be in default on the listing requirement covenant in the note agreements. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes.

The Company’s common stock is listed on the Nasdaq SmallCap Market. However, the Company’s stock remains listed on Nasdaq subject to a grace period granted by Nasdaq through November 2, 2005, as a result of the Company’s failure to meet the bid price listing maintenance requirement of the exchange. To remain listed past that date, the bid price of the Company’s stock must be at least $1.00 for 10 consecutive trading days prior to that date. If the Company is unable to meet this requirement, Nasdaq will notify the Company of the delisting of its securities. Since fewer than 10 trading days remain between the date of this report and November 2, 2005, and the Company’s common stock continues to trade at less than the $1.00 minimum bid price, it is certain that the Company will not be in compliance with the Nasdaq minimum bid price listing as of that date. If the Company’s stock is delisted from Nasdaq, and if as a result of that delisting the lenders should choose to accelerate the repayment of their notes, the Company may be unable to repay the principal and interest owed. The Company is aggressively seeking resolution of this issue with the noteholders.

3.	Settlement Gains

During 2003, the Company recorded a $0.37 million settlement gain which resulted from the settlement of a $0.50 million liability for $0.13 million. In addition, during 2005, the Company recorded a $0.095 million gain from the settlement of a liability.

4.	Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment and content and licenses, are reviewed for impairment annually or when changes in circumstances indicate that the carrying value may not be recoverable.

5.	Property and Equipment

Property and equipment consists of the following:

	July 31,
	2005	2004
Computer equipment and software	$2,819	$2,810
Office equipment, furniture and fixtures	727	725

	3,546	3,535
Less accumulated depreciation	3,423	3,252

Property and equipment, net	$123	$283

6.	Licenses and Goodwill

Intangible assets consist of the following:

		July 31, 2005		July 31, 2004
	Average Life (Years)	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
License Agreements	7	$2,985	$2,985	$2,985	$2,756
Non-amortizable intangible assets:
Goodwill		12,251	5,506	12,251	5,506

Total intangibles		$15,236	$8,491	$15,236	$8,262

License agreements are amortized using the straight-line method over their estimated useful lives. Goodwill is not amortized, but tested for impairment at least annually in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 on August 1, 2002.

The accompanying consolidated statements of operations reflect amortization expense of $229, $257, and $257 thousand for 2005, 2004 and 2003, respectively. Estimated amortization expense, assuming the current intangible asset balance and no new acquisitions, for the year ending July 31, 2006, is zero.

7.	Debt

On August 30, 2004, the Company issued $1.35 million of Secured 8% Convertible Notes due August 30, 2006, to institutional investors. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement with Hunt Capital, the Company’s existing secured creditor (see below), and require interest payments semi-annually in cash or, at the Company option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $1.68 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 200,893 shares of the Company’s Common Stock, exercisable at $2.28 per share and expiring in

March 2010, and (ii) warrants to purchase up to 642,858 shares, exercisable at $2.10 per share and generally expiring in February 2006.

The intrinsic value of the beneficial conversion feature of the note was $0.79 million and the portion of the proceeds allocated to the warrants issued in connection with the debt totaled $0.56 million. Thus, $1.35 million was recognized as a reduction of the convertible debt and an addition to paid-in capital. This $1.35 million value of the warrants and beneficial conversion feature is being amortized over the life of the Notes (or accelerated to reflect actual conversion of the Notes or exercise or the warrants), and recorded as non-cash interest expense.

The Company engaged a registered broker-dealer to assist in the sale of the Notes and Warrants. The broker-dealer received a placement fee of $100,000 and a warrant to purchase 60,268 shares at $2.28 per share. The issuance of the warrants to the broker-dealer was valued at $100,000.

In October 2001, the Company received $2.5 million from Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note (“Note”). The Note is secured by all of the assets of the Company, has a five-year term, carries a 10% coupon, and does not require any interest payments until maturity. The Note is convertible into Common Stock of the Company at $4.09 per share. Hunt Capital may accelerate the maturity of the Note upon certain events, including a sale or change of control of the Company, an equity financing by the Company in excess of $2.5 million, or delisting of the Company’s common stock by Nasdaq. In addition, as further consideration for the investment, Hunt Capital received the right to certain payments upon a sale of the Company in a transaction whose value falls below $145 million. The potential payment is $1 million unless the transaction value falls below $60 million at which point the payment would grow on a pro-rata basis to $4.5 million if the transaction value falls below $10 million.

The table below reflects the detail of the Company’s long-term debt on the accompanying consolidated balance sheets at July 31, 2004, and July 31, 2005.

	July 31,
	2005	2004
Subordinated Secured Convertible Note	$2,500	$2,500
Interest Capitalized to Date	1,091	764
Secured 8% Convertible Notes	563	—

Subtotal	4,154	3,264
Less unamortized beneficial conversion and warrant value	(305)	—

Long term debt, net	$3,849	$3,264

On May 6, 2005, the Company received notice from Nasdaq that for 30 consecutive business days our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq SmallCap Market, and was provided a grace period through November 2, 2005, to regain compliance with the requirement. To regain compliance, the bid price of the Company’s stock must be at least $1.00 for 10 consecutive trading days prior to November 2, 2005. Since the Company’s common stock continues to trade at less than the $1.00 minimum bid price, and fewer than 10 trading days remain between the date of this report and November 2, 2005, it is certain that the Company will not be in compliance with the Nasdaq minimum bid price listing as of that date. If Nasdaq delists the Company’s common stock, the Company will be in default on the listing requirement covenant in the Secured Convertible Note and the 8% Convertible Notes. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest then owed under the notes.

8.	Stock Options and Warrants on Common Stock

Stock options

The Company’s stock option plans provide for the granting of options to purchase shares of the Company’s common stock to employees, officers, directors and consultants. The plans include nonstatutory options and incentive stock options. Options generally vest over three to four years and expire no earlier than five years and no later than ten years after the date of grant. The plans authorized the issuance of an aggregate of 1,168,083 shares of common stock. As of July 31, 2005, 162,100 options were available for grant under the plans.

Stock option transactions are as follows:

	Shares	Weighted Average Exercise Price
Outstanding at August 1, 2002	664,352	$27.78
Granted	120,333	$0.96
Exercised	—	—
Cancelled	(349,724)	$22.32

Outstanding at July 31, 2003	434,961	$14.58
Granted	110,333	$3.60
Exercised	(16,667)	$0.84
Cancelled	(89,474)	$12.60

Outstanding at July 31, 2004	439,153	$12.78
Granted	148,007	$1.09
Exercised	(35)	$0.84
Cancelled	(16,169)	$26.81

Outstanding at July 31, 2005	570,956	$9.14

Exercisable at July 31, 2005	430,900	$11.25

The following table summarizes information concerning options outstanding and exercisable as of July 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
$0.60—$1.00	86,057	$0.83	5.6 years	53,722	$0.90
$1.01—$4.00	288,661	$2.22	6.1 years	207,784	$2.39
$4.01—$66.00	196,238	$22.95	2.1 years	169,394	$25.37

Total	570,956	$9.16		430,900	$11.27

Warrants:

Warrants to purchase shares of common stock are as follows:

	Shares	Exercise Price
Balance, August 1, 2002	250,460	$.06 to $120.38
Issued	—	—
Exercised	—	—
Expired	(2,500)	$66.00

Balance, July 31, 2003	247,960	$.06 to $120.38
Issued	—	—
Exercised	—	—
Expired	—	—

Balance, July 31, 2004	247,960	$.06 to $120.38
Issued	904,020	$2.10 to $2.28
Exercised	(58,334)	$.06
Expired	(102,584)	$20.28 to $120.38

Balance, July 31, 2005	991,062	$2.10 to $60.78

9.	Benefit Plan

The Company has established a 401(k) savings plan. Participants include all employees who have completed three months of service and are at least 21 years of age. Employees can contribute up to 60% of compensation to the plan provided that amount does not exceed the annual dollar limits set by the Internal Revenue Code. The Company makes a matching contribution on behalf of each participant in an amount equal to 50% of the first 5% of the employee’s compensation contributed to the plan. In addition, the Company may at its option make discretionary contributions. Vesting on the Company’s contribution occurs over a three-year period. The Company made contributions of $56, $43, and $72 thousand during 2005, 2004 and 2003, respectively.

10.	Commitments

The Company leases certain facilities as well as computers, production and other office equipment under noncancellable lease agreements. The Company’s future minimum lease payments at July 31, 2005 under such agreements are as follows:

	Capital Leases	Operating Leases
2006	$—	$249

Future minimum lease payments	$—	$249

Assets held under capital leases are included in property and equipment and had a total cost of $351, and a net book value of zero, at July 31, 2004 and 2005.

Rent expense for the periods ended July 31, 2005, 2004 and 2003 totaled $483, $437, and $710 thousand respectively.

11.	Income Taxes

A reconciliation of income tax (benefit) expense using the statutory federal income tax rate of 34% is as follows:

	Year Ended July 31,
	2005	2004	2003
Income tax expense (benefit) at statutory rate	$(887)	$(532)	$(785)
Amortization of non-deductible goodwill	—	—	—
Debt Amortization	390	—	—
State income taxes, net of federal benefit	(80)	(62)	(83)
Other	(77)	26	(1,196)
Increase in valuation allowance	654	568	2,064

Deferred income tax expense (benefit)	$—	$—	$—

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. Deferred tax assets and liabilities are as follows:

	July 31,
	2005	2004	2003
Net operating loss carryforwards	$31,381	$30,937	$29,965
Accrued expenses	82	99	92
Accounts receivable	37	39	188
Property and equipment	98	122	304

	31,598	31,197	30,549
Courseware development costs and other	(700)	(953)	(873)

	30,898	30,244	29,676
Valuation allowance	(30,898)	(30,244)	(29,676)

Net deferred tax assets	$—	$—	$—

As a result of the significant net losses incurred in fiscal 2005 and 2004, the Company recorded a valuation allowance to fully reserve its deferred tax asset.

At July 31, 2005, the Company had net operating loss carryforwards available to offset future federal taxable income of approximately $83 million. Such carryforwards expire principally from 2011 to 2025. Federal net operating loss carryforwards of approximately $13 million were generated from the exercise of employee stock options and any decrease in the valuation reserve related to these carryforwards will be reflected in the financial statements as a credit to additional paid-in capital. Because of various equity transactions completed by the Company, utilization of all net operating loss carryforwards for federal income tax reporting purposes created prior to those transactions will be subject to annual limitations under the change in ownership provisions of the Tax Reform Act of 1986.

12.	Business Segments and Foreign Operations

Information regarding foreign operations follows:

	Year Ended July 31,
	2005	2004	2003
Net sales	$7,032	$8,048	$12,020
United States	5,806	6,765	10,160
Foreign	1,226	1,283	1,860
Long-lived assets	$123	$283	$483
United States	112	252	416
Foreign	11	31	67

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended) our Chief (principal) Executive Officer and Chief (principal) Financial Officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in our internal control over financial reporting was identified that occurred during the period covered by this report and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8b.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders intended to be filed with the Commission within 120 days of July 31, 2005 and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders intended to be filed with the Commission within 120 days of July 31, 2005 and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders intended to be filed with the Commission within 120 days of July 31, 2005 and is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders intended to be filed with the Commission within 120 days of July 31, 2005 and is incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Reorganization dated March 26, 1996 between the Company, Pro-Soft Development Corp. and the shareholders of Pro-Soft Development Corp. Filed as Exhibit 2 to the Company’s Registration Statement on Form S-1 (No. 333-11247) (“Registration Statement No. 333-11247”) and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated February 22, 2004 by and among the Company, Trinity Learning Corporation and MTX Acquisition Corp. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 22, 2004 and incorporated herein by reference.

2.3	Termination Agreement dated July 23, 2004 by and among the Company, Trinity Learning Corporation and MTX Acquisition Corp. Filed as Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.

3.1	Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Registration Statement No. 333-11247 and incorporated herein by reference.

4.1	Specimen Stock Certificate. Filed as Exhibit 4 to Registration Statement No. 333-11247 and incorporated herein by reference.

4.2	Rights Agreement dated June 27, 2001, between the Company and Interwest Transfer Company, Inc., which includes the form of Right Certificate as Exhibit A and the Summary of Rights as Exhibit B. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.1	Pro-Soft Development Corp. 1996 Stock Option Plan. Filed as Exhibit 10.1 to Registration Statement No. 333-11247 and incorporated herein by reference. (1)

10.2	Prosoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as Exhibit 10.2 to Registration Statement No. 333-35249 and incorporated herein by reference. (1)

10.3	Form of Indemnification Agreement between the Company and its Directors and Officers. Filed as Exhibit 10.13 to Registration Statement No. 333-11247 and incorporated herein by reference. (1)

10.4	Registration Rights Agreement dated as of December 2, 1998 among the Company and various investors. Filed as Exhibit 10.20 to Registration Statement No. 333-35249 and incorporated herein by reference.

10.5	Accounts Receivable Purchase Agreement dated as of November 6, 1998 by and between the Company and Silicon Valley Financial Services (a division of Silicon Valley Bank). Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 and incorporated herein by reference.

10.6	Securities Purchase Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.7	Registration Rights Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.8	Warrant Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.9	Stock Purchase Agreement dated June 27, 2000 by and among the Company, Drake Personnel (New Zealand) Limited and ComputerPREP, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.10	Registration Rights Agreement dated June 27, 2000 by and among the Company and Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.11	Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.12	Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.13	Securities Purchase Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.14	Registration Rights Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.15	Employment Agreement dated August 1, 2003 between the Company and Robert G. Gwin. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and incorporated herein by reference. (1)

10.16	Prosofttraining.com 2000 Stock Incentive Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference. (1)

10.17	Prosofttraining.com 2000 Employee Stock Purchase Plan. Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference. (1)

10.18	Subordinated Secured Convertible Note dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.19	Security Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.20	Securities Purchase Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.21	Rights Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.22	First Amendment to Registration Rights Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.23	First Amendment to Securities Purchase Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.24	Separation Agreement dated December 9, 2002, between the Company and Jerrell M. Baird. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002 and incorporated herein by reference.

10.25	Amendment to Securities Purchase Agreement dated December 21, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated January 31, 2002 and incorporated herein by reference.

10.26	Exchange Agreement dated June , 2004 by and between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 4, 2004 and incorporated herein by reference.

10.27	Form of Warrant Agreement between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 4, 2004 and incorporated herein by reference.

10.28	Purchase Agreement dated as of August 30, 2004, among the Company, DKR SoundShore Oasis Holding Fund Ltd. and DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.29	$1,080,000 Secured 8% Convertible Note due August 30, 2006, issued by the Company to DKR SoundShore Oasis Holding Fund Ltd. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.30	$270,000 Secured 8% Convertible Note due August 30, 2006, issued by the Company to DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.31	Series A Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.32	Series A Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Oasis Holding Fund Ltd. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.33	Series B Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Oasis Holding Fund Ltd. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.34	Series B Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.35	Security Agreement dated as of August 30, 2004, between the Company, DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd. and DKR Oasis. Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.36	Registration Rights Agreement dated as of August 30, 2004, by and among the Company, DKR SoundShore Oasis Holding Fund Ltd., and DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.37	First Amendment to Security Agreement dated as of August 30, 2004, between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.38	Amendment to Securities Purchase Agreement and Convertible Note entered into as of August 30, 2004, between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.39	Consulting Agreement dated November 15, 2004 between the Company and Robert G. Gwin. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.40	Employment Agreement dated March 23, 2005 between the Company and Benjamin M. Fink. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2005 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K dated October 22, 2001 and incorporated herein by reference.

23.1	Consent of Hein & Associates LLP, Independent Certified Public Accountants.

23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants.

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 1350 Certification – Chief Executive Officer

32.2	Section 1350 Certification – Financial Officer

(1)	Management contract or compensatory plan.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Company’s Proxy Statement with respect to its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of July 31, 2005 and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSOFT LEARNING CORPORATION

By:	/s/ BENJAMIN M. FINK
Benjamin M. Fink
Chief Executive Officer

By:	/s/ TOM D. BENSCOTER
Tom D. Benscoter
Chief Financial Officer

Dated: October 27, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 28, 2005.

Signature	Title

/s/ BENJAMIN M. FINK Benjamin M. Fink	Chief Executive Officer (Principal Executive Officer)

/s/ TOM D. BENSCOTER Tom D. Benscoter	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ROBERT G. GWIN Robert G. Gwin	Chairman of the Board of Directors

/s/ EDWARD M. WALSH Edward M. Walsh	Director

/s/ JEFFREY G. KORN Jeffrey G. Korn	Director

/s/ J. WILLIAM FULLER	Director
J. William Fuller