Form 10KSB/A
period 2005-07-31
Prosoft Learning CORP
filed 2005-11-29
CIK 1018693

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB/A

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

PROSOFT LEARNING CORPORATION

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than historical or current facts, including, without limitation, statements about our business strategy, plans and objectives of management and our future prospects, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from these expectations. These risks and uncertainties are beyond our control and, in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

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

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements regarding future results, future financing needs, changes in business strategy, competitive advantages, market growth, future profitability, and factors affecting liquidity. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” “may”, “could”, “continue” and similar expressions are intended to identify forward-looking statements. Those forward-looking statements represent the Company’s judgment as of the date of the filing of this Annual Report on Form 10-KSB. Our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section “Additional Factors That May Affect Results Of Operations and Market Price Of Stock”. The Company disclaims any intent or obligation to update any forward-looking statements for any reason.

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

Depreciation and Amortization

Depreciation expense was $0.18 million, $0.23 million, and $0.57 million for the years ended July 31, 2005, 2004, and 2003, respectively. The decrease in 2005 compared to 2004 was primarily due to certain assets becoming fully depreciated during the year. The decrease in 2004 when compared to 2003 was primarily due to the closing of the Santa Ana, California and Eden Prairie, Minnesota offices.

Amortization expense associated with acquired intangibles was $0.23 million in the year ended July 31, 2005, and $0.26 million in each of the years ended July 31, 2004 and 2003, respectively. The Company records no amortization of goodwill following the adoption of SFAS No. 142 effective August 1, 2002.

Impairment of Goodwill

In accordance with FSAS 142, the Company engaged the services of an independent valuation firm to determine if as of July 31, 2005, the Company’s carrying value of goodwill was impaired. Their report concluded that the carrying value of the Company’s total assets, including intangible assets, was in balance with their calculated fair value, and hence no impairment was indicated.

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

The following summarizes our contractual cash obligations as of July 31, 2005 (in millions):

Payments Due By Fiscal Year
	2006	2007	2008	Total
Long-term debt	$—	$4.15	$—	$4.15
Operating leases	0.25	—	—	0.25
Development contract	0.10	—	—	.10

Total contractual cash obligations	$0.35	$4.15	$0.00	$4.50

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

PROSOFT LEARNING AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balances at August 1, 2002	4,034,888	$24	$104,421	1,985	$(75)	$(96,853)	$59	$7,576
Net loss	—	—	—	—	—	(2,308)	—	(2,308)
Foreign currency translation adjustment	—	—	—	—	—	—	82	82

Total comprehensive loss	—	—	—	—	—	—	—	(2,226)
Issuance of common stock for employee stock purchase plan	2,000	—	1	—	—	—	—	1

Balances at July 31, 2003	4,036,887	24	104,422	1,985	(75)	(99,161)	141	5,351
Net loss	—	—	—	—	—	(1,566)	—	(1,566)
Foreign currency translation adjustment	—	—	—	—	—	—	38	38

Total comprehensive loss	—	—	—	—	—	—	—	(1,528)
Exercise of stock options, warrants and other transactions	16,667	—	14	—	—	—	—	14

Balances at July 31, 2004	4,053,554	$24	$104,436	1,985	$(75)	$(100,727)	$179	$3,837

Net loss	—	—	—	—	—	(2,608)	—	(2,608)
Foreign currency translation adjustment	—	—	—	—	—	—	(21)	(21)

Total comprehensive loss	—	—	—	—	—	—	—	(2,629)
Conversion of debt and accrued interest to common stock	501,774	5	828					833
Warrant and beneficial conversion feature associated with debt			1,350					1,350
Warrant issued to underwriter in conjunction with debt			101					101
Exercise of stock options, warrants and other transactions	80,153	(24)	23	—	—	—	—	(1)

Balances at July 31, 2005	4,635,481	$5	$106,738	1,985	$(75)	$(103,335)	$158	$3,491

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

During the year, the Company converted approximately $788 in debt into common stock.

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

5.	Property and Equipment

Property and equipment consists of the following:

	July 31,
	2005	2004
Computer equipment and software	$2,819	$2,810
Office equipment, furniture and fixtures	727	725

	3,546	3,535
Less accumulated depreciation	3,423	3,252

Property and equipment, net	$123	$283

6.	Licenses and Goodwill

Intangible assets consist of the following:

	Average Life (Years)	July 31, 2005		July 31, 2004
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortizable intangible assets:
License Agreements	7	$2,985	$2,985	$2,985	$2,756
Non-amortizable intangible assets:
Goodwill		12,251	5,506	12,251	5,506

Total intangibles		$15,236	$8,491	$15,236	$8,262

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

In October 2001, the Company received $2.5 million from Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note (“Note”). The Note is secured by all of the assets of the Company, has a five-year term, carries a 10% coupon, and does not require any interest payments until maturity. The Note is convertible into Common Stock of the Company at $4.09 per share. Hunt Capital may accelerate the maturity of the Note upon certain events, including a sale or change of control of the Company, an equity financing by the Company in excess of $2.5 million, or delisting of the Company’s common stock by Nasdaq. In addition, as further consideration for the investment, Hunt Capital received the right to certain payments upon a sale of the Company in a transaction whose value falls below $145 million. The potential payment is $1million unless the transaction value falls below $60 million at which point the payment would grow on a pro-rata basis to $4.5 million if the transaction value falls below $10 million.

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

ITEM 8b.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding all directors and executive officers of the Company:

Name	Age	Position
Robert G. Gwin	42	Chairman
J. William Fuller	53	Director
Jeffrey G. Korn	48	Director
Edward Walsh	65	Director
Benjamin M. Fink	35	President and Chief Executive Officer
Tom D. Benscoter	54	Chief Financial Officer

Robert G. Gwin. Mr. Gwin has served as Chairman and Chief Executive Officer of the Company since December 2002. Mr. Gwin joined the Company in August 2000 as its Chief Financial Officer, was promoted to Executive Vice President and Chief Financial Officer in October 2001 and became President in May 2002. Prior to joining the Company, Mr. Gwin served as Managing Director of Prudential Capital Group, an asset management unit of The Prudential Insurance Company of America. He joined Prudential in 1990, ultimately assuming management of its Dallas-based private investment activities, including both day-to-day operating responsibility and investment portfolio oversight. Mr. Gwin graduated from the Marshall School at the University of Southern California with a BS in Business Administration in 1985, earned an MBA from the Fuqua School at Duke University in 1990 and is a Chartered Financial Analyst (CFA).

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

Dr. Edward M. Walsh. Dr. Walsh has served as a Director of the Company since December 1999. Dr. Walsh is the chairman of the Irish Council for Science Technology and Innovation and the chairman of the National Allocation Advisory Group, an organization that advises government on industrial emissions allowances under the Kyoto Accord. He was founding president of the University of Limerick, the first new university established by the Republic of Ireland, a post from which he stepped down in 1998 after a 28-year term. Dr. Walsh is a graduate of the National University of Ireland and holds Masters and Doctorate qualifications in nuclear and electrical engineering from Iowa State University, where he was an Associate of the US Atomic Energy Commission Laboratory.

Benjamin M. Fink. Mr. Fink has served as acting President and Chief Executive Officer since November 12, 2004. Prior to being named to that position, he was the Company’s Chief Operating Officer since February 2003. Mr. Fink joined the Company in April 2001 as founder and Regional Managing Director of ProsoftTraining Asia Ltd., in which capacity he was responsible for all Asia-Pacific activities of Prosoft. Prior to joining Prosoft, he served as Chief Operating and Financial Officer of Meta4 Networks (formerly HungryForWords.com), one of Japan’s leading email direct marketing companies. Mr. Fink previously spent six years working as a private equity professional with Prudential Asia in Hong Kong and Prudential Capital Group in the United States. In addition, he was founder and president of Truman Intertel, Inc, which at the time was the largest provider of financial and consulting services to holders of Interactive Video and Data Service (IVDS) licenses. Mr. Fink graduated from the Wharton School of the University of Pennsylvania and is a Chartered Financial Analyst (CFA).

Tom D. Benscoter. Mr. Benscoter joined Prosoft Learning Corporation as Chief Financial Officer on July 18, 2005. He brings more than 30 years of senior financial executive experience to the Company. Most recently he served as Chief Financial Officer for Arcatron Inc., a Phoenix-based audio/visual systems integrator and manufacturer of room control and meeting management products. This followed a seven-year stint as Vice President and Chief Financial Officer of ASI Communications, Inc., an Arizona-based telecommunications holding company with significant national operations in security alarm monitoring and Internet services. Under his direction, ASI secured more than $25 million in successive financings, concluded dozens of strategic acquisitions, and grew tenfold in revenues and earnings. Mr. Benscoter’s experience also includes 10 successful years as CFO of a multi-national high tech engineering firm and 8 years as a senior financial and administrative executive in the paging and mobile telephone industry, including serving as the CFO of a publicly held, predecessor company to Nextel. Mr. Benscoter received both Bachelor of Science and Master of Business Administration degrees in Finance from the Marshall School of Business at the University of Southern California.

Audit Committee Composition

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). J. William Fuller, Jeffrey G. Korn, and Dr. Edward M. Walsh are members of our audit committee. Our Board of Directors has determined that all members of our Audit Committee are “independent” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers.

Audit Committee Financial Expert

Our Board of Directors has determined that in its judgment, J. William Fuller qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). An audit committee financial expert is a person who has (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act of 1934, as amended, requires directors, officers, and holders of more than ten percent of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file reports of their trading in our equity securities with the SEC. Based on a review of the Section 16 forms filed by the Reporting Persons during the fiscal year ended July 31, 2005, we believe that the Reporting Persons timely complied with all applicable Section 16 filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer, Chief Financial Officer and members of our Finance Department. The Code of Ethics is posted on our website, http://www.prosoftlearning.com under the heading “Code of Ethics” listed in the section entitled “About Us”. We intend to satisfy the disclosure requirements regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information at the same location on our website.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of the compensation paid by the Company during the fiscal years ended July 31, 2005, 2004 and 2003 to the Company’s Chief Executive Officer and any other executive officers whose compensation exceeded $100,000.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Long-Term Compensation Awards Shares of Common Stock Underlying Stock Options (1)	All Other Compensation ($) (2)

Robert G. Gwin (3) Chairman, Former President and Chief Executive Officer	2005 2004 2003	144,000 191,539 184,039	10,000 90,000 58,800	-0- 33,333 33,333	3,907 3,654 6,071

Benjamin M. Fink (3) President and Chief Executive Officer	2005	193,461	51,000	33,333	26,490

William J. Weronick (4) Vice President, Finance	2005	150,192	5,000	-0-	3,851

(1)	All share information provided has been adjusted to reflect the Company’s 6 for 1 reverse stock split, effective January 20, 2005.

(2)	These amounts represent matching contributions made under our 401(k) retirement plan. For Mr. Gwin in fiscal 2005, this amount also includes $500 for a Company-provided computer. For Mr. Fink in fiscal 2005, this amount also includes $23,086 for Company-provided housing and automobile.

(3)

Effective November 12, 2004, Mr. Gwin resigned as President and Chief Executive Officer. He was elected to those positions in December 2002. He remains Chairman of the Board. Mr. Gwin joined the Company in August 2000 as Chief Financial Officer. On October 27, 2005, Mr. Fink was elected President and Chief Executive Officer, after having served as acting President and Chief Executive Officer since November 12, 2004. Prior to being named to that position, he was the Company’s Chief Operating Officer. Mr. Fink joined the Company in April 2001 as founder and Regional Managing Director of ProsoftTraining Asia Ltd.

(4)	Mr. Weronick served the Company as Vice President of Finance from March 31, 1999 until the expiration of his employment agreement on July 31, 2005.

Option Grants Table

The following table sets forth information concerning options to purchase shares of our common stock granted to our named executive officers during the fiscal year ended July 31, 2005.

Executive Officer	Shares of Common Stock Underlying Stock Options	% Of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share (1)	Expiration Date
Benjamin M. Fink	33,333	25%	$1.10	2/22/15

(1)	All options were granted at fair market value (the last price for the Company’s Common Stock as reported by Nasdaq on the day previous to the date of grant).

(2)	The options were granted under the ProsoftTraining 2000 Stock Option Plan for a term of no more than ten years, subject to earlier termination in certain events related to termination of employment. 11,000 options vested on May 22, 2005, with 7,333 options vesting each of August 22, 2005 and November 22, 2005. Options for 7,667 shares will vest on February 22, 2006.

Aggregated Options Exercised In Last Fiscal Year and Fiscal-End Option Values

The following table sets forth information concerning each exercise of stock options during the fiscal year ended July 31, 2005 by each of the named executive officers and the fiscal year-end value of unexercised stock options held by such executive officer as of July 31, 2005.

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at July 31, 2005		Value of Unexercised In-the-Money Options at July 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert G. Gwin	-0-	-0-	137,496	26,670	$-0-	$-0-
Benjamin M. Fink	-0-	-0-	90,166	22,333	$-0-	$-0-
William J. Weronick	-0-	-0-	24,660	-0-	$-0-	$-0-

Director Compensation

Effective June 2002, Directors, other than associates or officers of the Company, are compensated with a stock option grant of 833 shares of the Company’s common stock for each meeting attended, subject to a maximum of 2,500 stock options per calendar year. Directors, other than associates or officers of the Company, who serve as Chairman of a Board Committee are entitled to an additional grant of 833 stock options of the Company’s common stock per calendar year. Prior to June 2002, no compensation was provided to Directors. Directors are reimbursed for expenses incurred in connection with attendance at Board and committee meetings. Directors who are officers or associates of the Company are not compensated separately for service on the Board of Directors.

Employment Agreement, Termination of Employment Agreement, and Change in Control Arrangement

On August 1, 2003, the Company entered into an employment agreement with Robert G. Gwin, its Chairman, and then President and Chief Executive Officer. On November 12, 2004, this employment agreement was terminated in connection with Mr. Gwin’s resignation as President and Chief Executive Officer. On that date, we entered into a consulting agreement with Mr. Gwin, which provides for Mr. Gwin to earn payments totaling $54,000 during fiscal 2005, $64,000 during fiscal 2006 and $20,000 during fiscal 2007. Mr. Gwin’s then-existing options remain in effect due to his status as a director, although there is no provision for accelerated vesting upon a change of control. In addition, there is no provision in the consulting agreement for either an annual bonus or a change of control payment.

On October 27, 2005, the Company entered into an employment agreement with Mr. Benjamin M. Fink, the Company’s President and Chief Executive Officer. This agreement superseded and replaced the previous employment agreement between the Company and Mr. Fink dated March 23, 2005. The term of the employment agreement began on October 27, 2005 and expires on October 27, 2007. The employment agreement removed the “acting” or “interim” classification of Mr. Fink’s current position pursuant to the terms of the prior employment agreement of March 23, 2005, and employs him in the permanent positions of President and Chief Executive Officer.

The employment agreement with Mr. Fink includes an annual base salary of $200,000 per year. In addition, the employment agreement provides for a periodic award of 33,333 stock options under the Company’s plan, to be granted at the beginning of each of the calendar years 2006 and 2007. These options vest in increments, quarterly over one year from the grant date. The employment agreement also provides for annual incentive bonus payments totaling $150,000 based on the achievement of specific objectives relating to increased revenues and profitability, and the generation of cash. In the event of termination of Mr. Fink’s employment for any reason other than gross negligence or willful misconduct, the Company is obligated to pay to Mr. Fink $250,000, plus acceleration and immediate vesting of all unvested options. In addition, if a change of control of the Company shall occur, then a payment of $250,000 is due to Mr. Fink. In addition, all of Mr. Fink’s unvested options would vest upon any change in control.

On December 29, 2003, the Company entered into an employment agreement with William J. Weronick, the Company’s Vice President of Finance. The term of the agreement commenced on December 29, 2003 and continued until July 31, 2005. Pursuant to the agreement, Mr. Weronick was to receive a base salary of $130,000 per year, subject to adjustment at the discretion of the Chief Executive Officer. The agreement further provided that in the event of termination of Mr. Weronick’s employment during the contract term for any reason other than for cause, or in the event of a change of control of the Company whereunder Mr. Weronick was not retained by the surviving entity at his then current salary, Mr. Weronick would be paid $100,000. This agreement terminated at the completion of its term on July 31, 2005, and Mr. Weronick ceased to be an employee or officer of the Company after that date.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and the notes thereto set forth certain information regarding the beneficial ownership of our common stock as of October 31, 2005, by (i) each current Director; (ii) each named executive officer named in the summary compensation table included herein; (iii) all of our current Directors and executive officers as a group; and (iv) each person who is known by us to be a beneficial owner of five percent or more of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number(2)	Percent

Hunt Capital Growth Fund II, L.P. (3) 1601 Elm, Suite 4000 Dallas, Texas 75201	1,190,214	21.4%

DKR SoundShore Oasis Holding Fund Ltd. (4) (6) 1281 East Main Street Stamford, Connecticut 06920	993,019	17.7%

DKR SoundShore Strategic Holding Fund Ltd. (5) (6) 1281 East Main Street Stamford, Connecticut 06920	255,945	5.2%

J. William Fuller (7)	33,603	*

Robert G. Gwin (8)	120,650	2.5%

Jeffrey G. Korn (9)	62,109	1.3%

Dr. Edward M. Walsh (10)	35,625	*

Benjamin M. Fink (11)	97,497	2.0%

William J. Weronick (12)	-0-	-0-

Tom D. Benscoter (13)	-0-	-0-

All executive officers and directors as a group (14)	343,069	7.0%

*	Less than 1% of the outstanding shares of common stock.

(1)	The address for all officers and Directors is 410 North 44th Street, Suite 600, Phoenix, Arizona 85008.

(2)	Unless otherwise indicated, the named persons possess sole voting and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law). The percentages are based upon 4,672,811 shares outstanding as of October 31, 2005, except for certain parties who hold options and warrants that are presently exercisable or exercisable within 60 days, the percentages are based upon the sum of shares outstanding as of October 31, 2005 plus the number of shares subject to options and warrants that are presently exercisable or exercisable within 60 days held by them, as indicated in the following notes.

(3)	Includes 898,410 shares subject to conversion rights. Hunt Capital’s rights of conversion and exercise of derivative securities is limited under certain circumstances. See “Certain Relationships and Related Transactions”.

(4)	Includes 271,497 shares which may be acquired upon conversion of notes, assuming conversion of all remaining principal and interest accrued as of October 31, 2005. Principal on the notes is convertible at $1.68 per share and interest is payable in shares at the Company’s option at a conversion price equal to a 7% discount from the market price at the time of payment. The amount shown assumes all interest is paid in stock at a conversion price of $1.68 per share. Additionally, the amount shown includes 675,000 shares which may be acquired under warrant agreements.

(5)	Includes 67,874 shares which may be acquired upon conversion of notes, assuming conversion of all remaining principal and interest accrued as of October 31, 2005. Principal on the notes is convertible at $1.68 per share and interest is payable in shares at the Company’s option at a conversion price equal to a 7% discount from the market price at the time of payment. The amount shown assumes all interest is paid in stock at a conversion price of $1.68 per share. Additionally, the amount shown includes 168,751 shares which may be acquired under warrant agreements.

(6)	DKR SoundShore Oasis Holding Fund Ltd. (“DKR Oasis”) and DKR SoundShore Strategic Holding Fund Ltd. (“DKR Strategic”) are affiliated entities. Both DKR Oasis and DKR Strategic have agreed that their rights of exercise and conversion are limited to the extent necessary to insure that, following such exercise or conversion, they and their affiliates will not beneficially own greater than 4.999% of the Company’s common stock then issued and outstanding. This restriction may be waived by DKR Oasis or DKR Strategic on 61 days prior written notice. DKR Oasis and DKR Strategic have also agreed that their rights of exercise and conversion are limited to the extent necessary to insure that, following such conversion or exercise, they and their affiliates will not beneficially own greater than 9.999% of the Company’s common stock then issued and outstanding. This restriction may not be waived. Amounts shown in the table include all shares that may be acquirable by DKR Oasis and DKR Strategic, notwithstanding the foregoing restrictions.

(7)	Includes 29,970 shares subject to stock options exercisable within 60 days, and 3,441 shares subject to stock warrant agreements.

(8)	Includes 108,330 shares subject to stock options exercisable within 60 days.

(9)	Includes 55,829 shares subject to stock options exercisable within 60 days.

(10)	Includes 25,825 shares subject to stock options exercisable within 60 days.

(11)	Includes 97,497 shares subject to stock options exercisable within 60 days.

(12)	Mr. Weronick ceased to be an Executive Officer as of July 31, 2005, coincident with the expiration of the term of his employment agreement.

(13)	Mr. Benscoter was elected Chief Financial Officer of the Company on July 18, 2005.

(14)	Includes 317,451 shares subject to stock options exercisable within 60 days, and 3,441 shares subject to stock warrant agreements.

Equity Compensation Plan Information

The following table provides certain information as of October 31, 2005 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under plan
Equity compensation plans approved by security holders (1)	531,838	$9.445	106,533
Equity compensation plan not approved by security holders (2)	24,125	$7.50	59,208

Total	555,963		165,741

(1)	These plans consist of the 1996 Stock Option Plan and the 2000 Stock Incentive Plan.

(2)	This plan consists of the 2001 Stock Option Plan, and was adopted by the Board of Directors in July 2001. Under the 2001 Stock Option Plan, the number of shares of common stock that may be optioned and sold is 83,333 shares. The Plan is administered by the Company’s Board of Directors, which determines when and to whom options will be granted and, subject to the terms of the Plan, the exercise price, vesting schedule, expiration date and other terms of each such grant. All of the Company’s employees, other than Officers and Directors, and consultants are eligible to receive option grants under the Plan. Options granted under the Plan have an exercise price equal to fair market value on the date previous to the date of grant and may not have a term in excess of ten years.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into an employment agreement with its President and Chief Executive Officer and a consulting agreement with its former Chief Executive Officer, and had entered into an employment agreement with its former Vice President of Finance, all as described in “Item 10. Executive Compensation – Employment Agreement, Termination of Employment Agreement, and Change in Control Arrangement.

In October 2001, the Company received $2,500,000 from Hunt Capital Growth Fund II, L.P. (“Hunt Capital”) pursuant to the issuance to Hunt Capital of a Subordinated Secured Convertible Note. At that time, Hunt Capital owned greater than five percent of the Company’s outstanding common stock. J.R. Holland, Jr., a Director of the Company at that time, is President and Chief Executive Officer of Unity Hunt, Inc., Chairman of the Unity Hunt Investment Committee, and the President and CEO of Hunt Capital Group, LLC. The Note is secured by all of the assets of the Company, has a five-year term, carries a 10 percent coupon, and does not require any interest payments until maturity. The Note is convertible into common stock of the Company at $4.09 per share. Hunt Capital may accelerate the maturity of the Note upon certain events, including a sale or change of control of the Company or an equity financing by the company in excess of $2,500,000. In addition, as further consideration for the investment, Hunt Capital received the right to certain payments upon a sale of the Company in a transaction whose value falls below $145,000,000. The potential payment is $1,000,000 unless the transaction value falls below $60,000,000 at which point the payment would grow on a pro-rata basis to $4,500,000 if the transaction value falls below $10,000,000. In May 2004, the Company and Hunt Capital entered into an exchange agreement pursuant to which Hunt Capital agreed, effective upon the closing of a proposed merger with Trinity Learning Corporation, to exchange the payment rights for a ten-year warrant to purchase 830,292 shares of Prosoft common stock at $.006 per share. In addition, as part of this exchange agreement, Hunt Capital agreed to vote its shares of Prosoft common stock in favor of the merger proposal and waive its right to accelerate the Note as a result of the merger. The merger agreement with Trinity Learning Corporation was subsequently terminated and the exchange with Hunt Capital was never effected. The exchange agreement also provides that Hunt’s rights to convert the Note and exercise any of its warrants to purchase our common stock are limited so that Hunt Capital may not exercise such rights to the extent Hunt Capital would then beneficially own shares of our common stock in excess of 9.95% of the common stock then issued and outstanding. This limitation terminates on the maturity date of the Note, October 16, 2006, and may be waived by Hunt Capital under limited circumstances, including upon a default by us under the Note or upon a sale or change of control of the Company. Under our agreements with Hunt Capital, we have also agreed to register for resale all of the shares of our common stock Hunt Capital owns and all shares it may acquire upon exercise of its warrants or conversion of its Note. We currently have an effective registration statement covering the resale of all shares beneficially owned by Hunt Capital.

On November 22, 2004, Hunt Capital exercised warrants to purchase 80,482 shares of the Company’s common stock pursuant to a Warrant Agreement dated November 22, 1999. The exercise price of each warrant was $0.06, and Hunt Capital elected to exercise these warrants via a cashless exercise, as provided in the Warrant Agreement. As such, the Company received no cash payment in connection with the warrant exercise. In accordance with the computation for a cashless exercise, the final number of shares of common stock issued to Hunt Capital was calculated based on the closing price of the Company’s shares on the Nasdaq SmallCap Market on November 22, 2004, which was $1.86. As such, 78,600 shares of common stock were issued to Hunt Capital in exchange for the warrants.

On August 30, 2004, the Company received $1.35 million from DKR SoundShore Oasis Holding Fund and DKR SoundShore Strategic Holding Fund (collectively “DKR”) pursuant to the issuance of Secured 8% Convertible Notes to DKR due August 30, 2006. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement with Hunt Capital, and require interest payments semi-annually in cash or, at the Company’s option, in shares of its common stock at a conversion price per share equal to approximately a 7% discount to market, or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $1.68 per share. During the fiscal year ended July 31, 2005, DKR converted $787,500 of the principal of its notes into 468,750 shares of the Company’s common stock. In addition, $43,003 in interest was paid in the form of 33,024 shares of our common stock, representing all interest due to be paid during the fiscal year. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 200,893 shares of the Company’s common stock, exercisable at $2.28 per share and expiring in March 2010, and (ii) warrants to purchase up to 642,857 shares, exercisable at $2.10 per share and generally expiring in August 2009. Under our agreements with DKR, we have also agreed to register for resale all of the shares of our common stock DKR owns and all shares it may acquire as payment of interest due under the Notes, upon exercise of its warrants or conversion of its Notes. We currently have an effective registration statement covering the resale of all shares beneficially owned by DKR.

The Company believes that the foregoing transactions were in its best interests. As a matter of policy, these transactions were and all future transactions between the Company and its officers, directors, principal shareholders or their affiliates will be approved by a majority of the independent and disinterested members of the Board of Directors, on terms no less favorable than could be obtained from unaffiliated third parties and in connection with bona fide business purposes of the Company.

ITEM 13.	EXHIBITS

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Reorganization dated March 26, 1996 between the Company, Pro-Soft Development Corp. and the shareholders of Pro-Soft Development Corp. Filed as Exhibit 2 to the Company’s Registration Statement on Form S-1 (No. 333-11247) (“Registration Statement No. 333-11247”) and incorporated herein by reference.

2.2	Agreement and Plan of Merger dated February 22, 2004 by and among the Company, Trinity Learning Corporation and MTX Acquisition Corp. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 22, 2004 and incorporated herein by reference.

2.3	Termination Agreement dated July 23, 2004 by and among the Company, Trinity Learning Corporation and MTX Acquisition Corp. Filed as Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 and incorporated herein by reference.

3.1	Restated Articles of Incorporation of the Company, as amended. Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2005 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to Registration Statement No. 333-11247 and incorporated herein by reference.

4.1	Specimen Stock Certificate. Filed as Exhibit 4 to Registration Statement No. 333-11247 and incorporated herein by reference.

4.2	Rights Agreement dated June 27, 2001, between the Company and Interwest Transfer Company, Inc., which includes the form of Right Certificate as Exhibit A and the Summary of Rights as Exhibit B. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 28, 2001 and incorporated herein by reference.

10.1	Pro-Soft Development Corp. 1996 Stock Option Plan. Filed as Exhibit 10.1 to Registration Statement No. 333-11247 and incorporated herein by reference. (1)

10.2	Prosoft I-Net Solutions, Inc. Amended 1996 Stock Option Plan. Filed as Exhibit 10.2 to Registration Statement No. 333-35249 and incorporated herein by reference. (1)

10.3	Form of Indemnification Agreement between the Company and its Directors and Officers. Filed as Exhibit 10.13 to Registration Statement No. 333-11247 and incorporated herein by reference. (1)

10.4	Registration Rights Agreement dated as of December 2, 1998 among the Company and various investors. Filed as Exhibit 10.20 to Registration Statement No. 333-35249 and incorporated herein by reference.

10.5	Accounts Receivable Purchase Agreement dated as of November 6, 1998 by and between the Company and Silicon Valley Financial Services (a division of Silicon Valley Bank). Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 1999 and incorporated herein by reference.

10.6	Securities Purchase Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.7	Registration Rights Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.8	Warrant Agreement dated November 22, 1999 among the Company and Hunt Capital Growth Fund, II L.P. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 1999 and incorporated herein by reference.

10.9	Stock Purchase Agreement dated June 27, 2000 by and among the Company, Drake Personnel (New Zealand) Limited and ComputerPREP, Inc. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.10	Registration Rights Agreement dated June 27, 2000 by and among the Company and Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.11	Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.12	Common Stock Purchase Warrant dated June 27, 2000 to purchase 300,000 shares issued to Drake Personnel (New Zealand) Limited. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.13	Securities Purchase Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.14	Registration Rights Agreement dated June 27, 2000 by and among the Company and various investors. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 27, 2000 and incorporated herein by reference.

10.15	Employment Agreement dated August 1, 2003 between the Company and Robert G. Gwin. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and incorporated herein by reference. (1)

10.16	Prosofttraining.com 2000 Stock Incentive Plan. Filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference. (1)

10.17	Prosofttraining.com 2000 Employee Stock Purchase Plan. Filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (333-51360) and incorporated herein by reference. (1)

10.18	Subordinated Secured Convertible Note dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.19	Security Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.20	Securities Purchase Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.21	Rights Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.22	First Amendment to Registration Rights Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.23	First Amendment to Securities Purchase Agreement dated October 16, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated October 16, 2001 and incorporated herein by reference.

10.24	Separation Agreement dated December 9, 2002, between the Company and Jerrell M. Baird. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated October 31, 2002 and incorporated herein by reference.

10.25	Amendment to Securities Purchase Agreement dated December 21, 2001 among the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated January 31, 2002 and incorporated herein by reference.

10.26	Exchange Agreement dated June , 2004 by and between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated June 4, 2004 and incorporated herein by reference.

10.27	Form of Warrant Agreement between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated June 4, 2004 and incorporated herein by reference.

10.28	Purchase Agreement dated as of August 30, 2004, among the Company, DKR SoundShore Oasis Holding Fund Ltd. and DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.29	$1,080,000 Secured 8% Convertible Note due August 30, 2006, issued by the Company to DKR SoundShore Oasis Holding Fund Ltd. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.30	$270,000 Secured 8% Convertible Note due August 30, 2006, issued by the Company to DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.31	Series A Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.32	Series A Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Oasis Holding Fund Ltd. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.33	Series B Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Oasis Holding Fund Ltd. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.34	Series B Warrant dated as of August 30, 2004, issued by the Company to DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.35	Security Agreement dated as of August 30, 2004, between the Company, DKR SoundShore Oasis Holding Fund Ltd., DKR SoundShore Strategic Holding Fund Ltd. and DKR Oasis. Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.36	Registration Rights Agreement dated as of August 30, 2004, by and among the Company, DKR SoundShore Oasis Holding Fund Ltd., and DKR SoundShore Strategic Holding Fund Ltd. Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.37	First Amendment to Security Agreement dated as of August 30, 2004, between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.38	Amendment to Securities Purchase Agreement and Convertible Note entered into as of August 30, 2004, between the Company and Hunt Capital Growth Fund II, L.P. Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K dated August 30, 2004 and incorporated herein by reference.

10.39	Consulting Agreement dated November 15, 2004 between the Company and Robert G. Gwin. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2004 and incorporated herein by reference.

10.40	Employment Agreement dated March 23, 2005 between the Company and Benjamin M. Fink. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2005 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K dated October 22, 2001 and incorporated herein by reference.

23.1	Consent of Hein & Associates LLP, Independent Certified Public Accountants (2)

23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants (2)

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Section 1350 Certification – Chief Executive Officer

32.2	Section 1350 Certification – Chief Financial Officer

(1)	Management contract or compensatory plan.

(2)	Previously filed.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth certain information concerning the fees of Grant Thornton, LLP, and Hein and Associates LLP for the Company’s last two fiscal years. The reported fees, except the audit fees, are amounts billed to the Company in the indicated fiscal years. The audit fees are for services for those fiscal years. All fees listed were approved by the Audit Committee.

	Fiscal Year Ended July 31,
	2005	2004
Audit Fees (1)	$69,008	$66,500
Audit-Related Fees (2)	$5,077	$14,903
Tax Fees (3)	$27,041	$25,319
All Other Fees	-0-	-0-

(1)	Includes fees for the audit of the Company’s annual financial statements and for review of the unaudited financial statements included in the Company’s quarterly reports to the SEC on Form 10-Q.

(2)	Includes fees in fiscal 2004 for the benefit plan audit and fees related to an acquisition in that year.

(3)	Includes fees for tax compliance, tax advice and tax planning services. Such services principally involved preparation of the Company’s federal and local income tax returns.

Pre-Approval Policies and Procedures

Pursuant to the Audit Committee charter, the Audit Committee pre-approves all audit services to be provided by the independent public accountants and, separately, all permitted non-audit services to be performed by the independent public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROSOFT LEARNING CORPORATION

By:	/S/ BENJAMIN M. FINK
Benjamin M. Fink Chief Executive Officer

By:	/S/ TOM D. BENSCOTER
Tom D. Benscoter Chief Financial Officer

Dated: November 28, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 28, 2005.

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