Form 10QSB
period 2005-10-31
Prosoft Learning CORP
filed 2005-12-14
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended October 31, 2005

Commission File Number 000-21535

Prosoft Learning Corporation

(Exact name of Registrant as specified in its charter)

NEVADA	87-0448639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 N. 44th Street, Suite 600

Phoenix, Arizona 85008

(Address of Principal Executive Offices)

Issuer’s telephone number, including area code: (602) 794-4199

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of December 12, 2005 was 4,672,811 shares.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

PROSOFT LEARNING CORPORATION

PART I

Item 1. Financial Statements

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended October 31,
	2005	2004
Revenues:
Content	$1,272	$1,480
Certification	255	377

Total revenues	1,527	1,857

Costs and expenses:
Costs of revenues	483	470
Content development	146	180
Sales and marketing	500	552
General and administrative	630	741
Depreciation and amortization	34	106

Total costs and expenses	1,793	2,049

Loss from operations	(266)	(192)

Gain on the settlement of liability	—	95
Interest income	2	1
Interest expense	(195)	(240)

Net loss	$(459)	$(336)

Net loss per share: basic and diluted	$(0.10)	$(0.08)

Weighted average shares outstanding: basic and diluted	4,655,407	4,051,584

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31, 2005	July 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$386	$759
Accounts receivable, less allowances of $111 and $97	460	562
Prepaid expenses and other current assets	279	254

Total current assets	1,125	1,575
Property and equipment, net of accumulated depreciation of $3,450 and $3,310	82	123
Goodwill, net of accumulated amortization of $5,506	6,745	6,745
Other, net	70	57

Total assets	$8,022	$8,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$391	$424
Accrued expenses	514	710
Current portion of long term debt	4,040	—
Deferred revenue	26	26

Total current liabilities	4,971	1,160
Long-term debt (Less current portion)	—	3,849

Contingency (See Note 8)
Total liabilities	4,971	5,009

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares: 12,500,000; issued: 4,672,811 and 4,635,481 shares	5	5
Additional paid-in capital	106,760	106,737
Accumulated deficit	(103,793)	(103,334)
Accumulated other comprehensive income	154	158
Less common stock in treasury, at cost: 1,985 shares	(75)	(75)

Total stockholders’ equity	3,051	3,491

Total liabilities and stockholders’ equity	$8,022	$8,500

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended October 31,
	2005	2004
Operating activities:
Net loss	$(459)	$(336)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	34	106
Gain on settlement of liability	—	(95)
Non-cash interest expense	196	240
Bad debt expense	15	1
Loss on disposition of assets	10	—

Changes in operating assets and liabilities:
Accounts receivable	87	(64)
Prepaid expenses and other current assets	25	(93)
Accounts payable	(33)	(80)
Accrued expenses	(207)	(88)
Other	1	—

Net cash used in operating activities	(331)	(409)

Investing activities:
Purchases of property and equipment	(3)	—
Purchase of courseware and licenses	(31)	—
Other Assets	18	—

Net cash used in investing activities	(16)	—

Financing activities:
Issuance of long term debt	—	1,350
Payment of long term debt	(21)	—
Long-term debt issuance costs	—	(175)
Principal payments on capital leases	—	(3)

Net cash provided by financing activities	(21)	1,172

Effects of exchange rate changes on cash	(4)	11

Net increase (decrease) in cash and cash equivalents	(372)	774
Cash and cash equivalents at the beginning of period	758	502

Cash and cash equivalents at the end of period	$386	$1,276

Supplementary disclosure of cash paid during the period for:
Interest	$1	$—

Non-cash investing and financing activity:
Conversion of debt and interest into common stock	$—	$—

Supplemental Non-cash financing disclosure:
During the quarter, the Company financed an insurance policy in the amount of $72.

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

These interim consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2005 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission, or SEC. The results of operations for the interim period ended October 31, 2005 are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2006. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The report on the Company’s consolidated financial statements as of and for the year ended July 31, 2005, issued by the Company’s independent registered public accounting firm and dated September 30, 2005, contained a qualification regarding matters related to the substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 7 to the consolidated financial statements for the year ended July 31, 2005, the Company is party to certain note agreements that provide creditors with the ability to demand accelerated repayment of amounts owed to those creditors if the Company is unable to comply with the terms of those note agreements. Should the Company fail to comply with the terms of those agreements, the creditors could demand accelerated repayment of the amounts owed. As of November 14, 2005, the Company was in default under one of the terms of those note agreements, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain reclassifications have been made in the prior-period consolidated financial statements to conform with the current-period presentation. All share and per share data have been restated to reflect the one-for-six stock consolidation as approved by the shareholders and the Board of Directors and effected on January 20, 2005.

2. Comprehensive Income

The components of comprehensive income for the three months ended October 31, 2005 and 2004 are as follows:

	Three Months ended October 31,
	2005	2004
Net loss	$(458,525)	$(336,607)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,794)	35,569

Comprehensive loss	$(463,319)	$(301,038)

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

In April 2005, the SEC amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123R. Based on the amended rule, the Company is required to adopt SFAS No. 123R effective as of the Company’s fiscal quarter ending April 30, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material effect on its results of operations and earnings per share. The Company has not yet determined its method of adoption of SFAS No. 123R. See Note 7 of the Notes to the Consolidated Financial Statements for the proforma impact of stock-based compensation on the three month periods ended October 31, 2005 and October 31, 2004, respectively.

4. Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share, or basic EPS, of common stock was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Dilutive earnings (loss) per share, or diluted EPS, is computed by dividing net income (loss) after adjustments for the effect of our convertible notes (if dilutive), by the weighted average number of common shares and potentially dilutive shares outstanding (if dilutive) during each period. Potentially dilutive shares include stock options, warrants and assumed conversion of the convertible notes. The number of potentially dilutive shares outstanding relating to stock options is computed using the treasury stock method and the potentially dilutive shares outstanding relating to warrants and convertible notes is computed using the if-converted method. Since the Company recorded losses for the three-month periods ended October 31, 2005 and 2004, the diluted EPS of common stock is the same as the basic EPS, as any potentially dilutive securities (totaling 2,690,620 as of October 31, 2005) would be anti-dilutive. These options, warrants and the convertible notes may become dilutive in the future.

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended October 31,
	2005	2004
Weighted average shares outstanding - basic	4,655,407	4,051,584
Dilutive effect of stock option grants	—	—
Dilutive effect of warrants	—	—
Dilutive effect of convertible notes	—	—

Weighted average shares outstanding - diluted	4,655,407	4,051,584

Net loss	$(458,525)	$(336,607)

Net loss per share – basic	$(0.10)	$(0.08)

Net loss per share - diluted	$(0.10)	$(0.08)

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

Intangible assets consist of the following (in thousands):

	October 31, 2005		July 31, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Licenses	$2,985	$2,985	$2,985	$2,985
Intangible assets not subject to amortization:
Goodwill	12,251	5,506	12,251	5,506

Total intangibles	$15,236	$8,491	$15,236	$8,491

Amortization expense related to intangible assets totaled $-0- during the three months ended October 31, 2005 and $64 thousand for the three months ended October 31, 2004. License agreements became fully amortized during fiscal year 2005.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

	Three Months Ended October 31,
	2005	2004
Weighted average expected life	4 years	4 years
Expected stock price volatility	74%	105%
Risk-free interest rate	3.8%	2.9%

FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirement of FASB Statement No 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended October 31,
	2005	2004
Net loss as reported	$(458,525)	$(336,607)
Deduct: Total stock-based employee compensation under fair-value based method	(38,251)	(114,165)

Pro forma net loss	$(496,776)	$(450,772)

Net loss per share – basic and diluted:
As reported	$(0.10)	$(0.08)

Pro forma	$(0.11)	$(0.11)

8. Debt

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

On August 30, 2004, the Company issued $1.35 million of Secured 8% Convertible Notes due August 30, 2006, to institutional investors. The Notes are secured by all of the assets of the Company, subject to an intercreditor agreement with Hunt Capital, the Company’s existing secured creditor, and require interest payments semi-annually, in cash or, at the Company option, in shares of its Common Stock or in the form of additional one-year notes accruing interest at the rate of 10% per annum. The Notes are convertible into common stock of the Company at $1.68 per share. In connection with this financing, the Company also issued to the investors (i) warrants to purchase up to 200,893 shares of the Company’s Common Stock, exercisable at $2.28 per share and expiring in March 2010, and (ii) warrants to purchase up to 642,858 shares, exercisable at $2.10 per share and generally expiring in February 2006.

The intrinsic value of the beneficial conversion feature of the note was $0.79 million and the portion of the proceeds allocated to the warrants issued in connection with the debt totaled $0.56 million. Thus, $1.35 million was recognized as a reduction of the convertible debt and an addition to paid-in capital. This $1.35 million value of the warrants and beneficial conversion feature is being amortized over the life of the notes (or accelerated to reflect actual conversion of the notes or exercise of the warrants), and recorded ad non-cash interest expense.

The Company engaged a registered broker-dealer to assist in the sale of the Notes and Warrants. The broker-dealer received a placement fee of $100,000 and a warrant to purchase 60,268 shares at $2.28 per share. The issuance of the warrants to the broker-dealer was valued at $100,000.

On November 3, 2005, the Company received notice of a Nasdaq Staff Determination indicating that the Company’s common stock did not qualify for continued listing on The Nasdaq SmallCap Market based upon Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). On May 6, 2005, the Nasdaq Staff had notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and as a result did not comply with the Rule. The Company was provided 180 calendar days, or until November 2, 2005 to regain compliance with the Rule. As of November 2, 2005, the Company had not regained compliance with the Rule and is not eligible for an additional 180 calendar day compliance period since it does not meet the Nasdaq Capital Market initial inclusion criteria set forth in the Rule. Accordingly, the Company’s securities were delisted from the Nasdaq SmallCap Market at the opening of business on November 14, 2005. One of the Company’s market makers has made application for its securities to be traded on the Over the Counter Bulletin Board through the filing of a Form 211. The Company anticipates that trading on the OTCBB will begin upon acceptance by the OTCBB of the Form 211 filing, with trading taking place on the “Pink Sheets” until that time.

The Company’s failure to maintain its listing on the Nasdaq Small Cap Market constitutes an event of default under the terms of the Company’s Secured Convertible Note and the Secured 8% Convertible Notes. Such a default provides the holders of the notes with the ability to demand immediate repayment of the principal and interest currently owed under the notes. The current outstanding amount in the aggregate under these notes is approximately $4.25 million. The Company has had discussions with the holders of the notes in an attempt to secure an agreement from each holder to forbear from exercising its rights and remedies, including acceleration of the Notes, resulting from the currently existing event of default. However, no assurances can be given that the Company will be successful in obtaining such a forbearance agreement or, if successful, as to the amount of time during which the holders of the notes will agree to forbear from accelerating the notes. If the notes are accelerated, absent any additional financing, the Company will be unable to repay the principal and interest owed and in serious financial jeopardy and may be forced to seek bankruptcy protection.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

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

Development of Business

Prosoft Learning Corporation was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Overhead costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and instructional services to the technology training industry and building its proprietary certification programs. The demand for instruction services declined sharply from fiscal year 2000 to fiscal year 2002. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero and effectively exited the services business. The Company has refocused its business on offering job-role certifications and proprietary content solutions to academic institutions and adult education providers. In late 2003, Prosoft launched its Certification Solutions Group (“CSG”) initiative, focused on integrating its certification programs into the academic curricula for career and technical education programs in secondary and post-secondary institutions. The Company currently has statewide endorsements from 10 states.

Results of Operations

Revenues

Total revenues were $1.53 million in the three months ended October 31, 2005, compared with $1.86 million in the three months ended October 31, 2004, a decrease of $329,453 or 18 percent. The decline in total revenues was driven by continued decline in demand for IT education products from educational institutions. In addition, academic customer purchases continue to be limited by budget constraints, though academic adoption for our programs continues to progress.

Costs of Revenues

Costs of revenues increased by $13,438, or 3 percent, compared with the year-ago quarter. However, costs of revenues for the quarter ended October 31, 2004 included a one-time credit adjustment of $77,228 due to correction of an overbilling from the Company’s major content supplier. Adjusting for the nonrecurring credit, costs of revenues declined $63,790 from the year-ago quarter, a decrease of 12 percent. As a percentage of revenue, gross margin, defined as total revenues less costs of revenues, decreased to 68 percent from 75 percent in the year-ago quarter, or 70.5 percent if adjusted for the aforementioned over billing error.

Content Development

Content development expenses decreased $33,946, or 19 percent, compared with the year-ago quarter. The decrease in content development expenses was attributable principally to a reduction in the use of outside contractors to develop and revise the Company’s curriculum products.

Sales and Marketing

Sales and marketing expenses decreased $51,692, or 9 percent, compared with the year-ago quarter. The decrease was attributable to lower revenues and associated sales commissions.

General and Administrative

General and administrative expenses were $629,786 for the current quarter compared with $741,060 for the year-ago quarter, a decrease of $111,274, or 15 percent. The decrease for the current quarter was primarily attributable to reduced legal expenses in the current quarter compared with those incurred during the quarter ended October 31, 2004, and reductions in payroll and other general expenses.

Depreciation and Amortization

Depreciation and amortization expenses decreased to $34,170 from $106,171 in the year-ago quarter, a reduction of 68 percent. The decrease was principally due to the Company’s licenses becoming fully amortized during the fiscal year ended July 31, 2005.

Gain on the Settlement of Liability

The Company recorded a gain on the settlement of a liability in the amount of $95,130 during the quarter ended October 31, 2004.

Interest Income and Interest Expense

Interest expense was $194,576 for the three months ended October 31, 2005, compared with $240,617 for the three months ended October 31, 2004, a decrease of $46,041. The higher amount for the quarter ended October 31, 2004 is attributable to the issuance on August 30, 2004 of $1.35 million in Secured 8% Convertible Notes and the subsequent conversion of 58 percent of that debt into the Company’s common stock by the Investors prior to the current quarter.

The components of interest expense are reflected in the following table:

	Three Months Ended October 31,
	2005	2004
Interest expense	$96,940	$95,485
Amortization of debt issuance expenses	19,422	28,887
Amortization of debt discount	78,214	116,069

	$194,576	$240,441

Liquidity and Capital Resources

The Company’s primary need for liquidity relates to funding its operations and financing its working capital needs. At October 31, 2005, the Company had $386,475 of cash. It should be noted that a significant portion of the Company’s cash resources are held in bank accounts in foreign countries, which accounts may be subject to local currency controls and restrictions on withdrawal. The Company may experience delays or additional expenses in repatriating certain of these funds, in particular those held in banks in China. The total amount of cash and cash equivalents held in non-U.S. banks was $214,297 as of October 31, 2005.

Net cash used in operating activities was $345,929 million in the three months ended October 31, 2005, compared with $409,091 for the three months ended October 31, 2004, a decrease of $63,162. Cash used in operating activities for the three months ended October 31, 2005 was the result of funding our net loss of $458,525, adjusted for non-cash items of $227,606 and an increase in collections of outstanding trade accounts receivable offset by an increase in prepaid expenses, and payments made on accrued expenses.

Cash used in investing activities was $24,218 for the three months ended October 31, 2005, made up principally of costs incurred to digitize the Company’s courseware library. Cash used in investing activities in the quarter ended October 31, 2004 was insignificant.

Cash provided by (used in) financing activities was insignificant in the three months ended October 31, 2005. In the quarter ended October 31, 2004, cash provided by financing activities was $1,172,698. The change in cash provided by financing activities in the three months ended October 31, 2004 was principally due to the issuance on August 30, 2004 of $1.35 million of Secured 8% Convertible Notes, due August 30, 2006, to institutional investors.

The following table summarizes our contractual cash obligations as of October 31, 2005 (in millions):

Payments Due for the Twelve Months Ended October 31,
2006
Long term debt	$4.22
Operating leases	0.20

Total contractual cash obligations	$4.42

The long-term debt identified as due in year 2006 in the preceding table represents principal and accrued interest to date on a Subordinated Secured Convertible Note of $3.66 million and principal remaining on the Secured 8% Convertible Notes of $562,500. Given the potentially significant cash requirements to meet this debt repayment schedule during the quarter ended October 31, 2006, the Company will need to seek additional capital to refinance these notes if they have not been converted into common stock prior to that time.

Due to the Company’s inability to maintain a $1.00 per share minimum bid price for its common stock, the Company’s securities were delisted from the Nasdaq SmallCap Market at the opening of business on November 14, 2005, which is an event of default under the terms of the Company’s Secured Convertible Note and the Secured 8% Convertible Notes. Such a default provides the holders of the notes with the ability to require immediate repayment of the principal and interest currently owed under the notes. The current outstanding amount in the aggregate under these notes is approximately $4.22 million. The Company has had discussions with the holders of the notes in an attempt to secure an agreement from each holder to forbear from exercising its rights and remedies, including acceleration of the Notes, resulting from the currently existing event of default.

No assurances can be given that the Company will be successful in obtaining such a forbearance agreement or, if successful, as to the amount of time during which the holders of the notes will agree to forbear from accelerating the notes. If the notes are accelerated, absent any additional financing, the Company will be unable to repay the principal and interest owed and in serious financial jeopardy and may be forced to seek bankruptcy protection.

We believe, based on current activity and expectations, including the repayment of the Company’s long term debt, that cash on hand will be insufficient to meet our cash requirements for the next twelve months. The Company has retained East Wind Advisors, LLC to act as the Company’s financial advisor and to assist in exploring strategic alternatives, including securing additional financing. The Company will seek to obtain such financing, but the timing, amount and form of issue is dependent on the prevailing market and general economic conditions, and no assurances can be given that we will be successful in obtaining such financing. If we cannot raise additional funds on terms satisfactory to us, we will be forced to raise funds on terms that we would not otherwise accept, seek funds through other means such as a sale of some or all of our assets or operations, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operations. Failure to take such action in a timely manner will place us in significant financial jeopardy and could result in us seeking bankruptcy protection.

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

Certification revenue includes fees paid by certification candidates to take our certification tests and annual fees received from our education partners, including CIW and CTP ATP’s. We recognize certification revenue when certification tests are administered, or in the case of our CSG program, when blocks of test vouchers are purchased by the secondary schools, and partner fees over the period during which we have a commitment for continuing involvement or obligation to provide services to the partner.

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

Additional Factors That May Affect Results of Operations and Market Price of Stock

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve a number of risks and uncertainties. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. In addition, forward-looking statements include, but are not limited to, statements regarding future financing needs, changes in business strategy, competitive advantage, market growth, future profitability, and factors affecting liquidity. Although we believe that these statements are reasonable in view of the facts available to us, no assurance can be given that all of these statements will prove to be accurate. Numerous factors could have a material effect upon whether these projections could be realized or whether these trends will continue. Among these factors are those set forth in the following section, as well as those discussed elsewhere in this Form 10-QSB and those discussed in our Annual Report on Form 10-KSB/A for the year ended July 31, 2005 on file with the SEC and subsequent reports on Forms 10-QSB and 8-K. We undertake no obligation to update this forward-looking information.

There exists doubts about our ability to continue as a going concern.

The report on the Company’s consolidated financial statements as of and for the year ended July 31, 2005, issued by the Company’s independent registered public accounting firm and dated September 30, 2005, contained a qualification regarding matters related to the substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements for the quarter ended October 31, 2005, the Company is party to certain note agreements that provide creditors with the ability to demand accelerated repayment of amounts owed to those creditors if the Company is unable to comply with the terms of those note agreements. As of November 14, 2005, the Company is in default with the terms of those agreements, and the creditors could demand accelerated repayment of the amounts owed. The Company’s ability to obtain a waiver or forbearance from the noteholders of the remedies available to the noteholders resulting from this default, including acceleration of the principal amount due, is uncertain and raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have limited cash resources and will need to raise additional funds.

We are operating with limited cash resources. Based on our current level of activity and expectations, we will have insufficient cash resources for the next twelve months of operations. In the first quarter of fiscal year 2007 both the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes will mature and all outstanding principal and capitalized interest thereupon will become due and payable. Although these securities are convertible into common stock by their holders prior to their maturity dates, if not converted, the Company will need to seek capital to refinance these debt instruments. In addition, given the current existing default under the notes resulting from our failure to maintain our listing on Nasdaq, the holders of these securities could choose to accelerate the repayment of these notes at any time. If the lenders should choose to accelerate the repayment of their notes, the Company will be unable to repay the principal and interest owed and would be forced to seek alternative financing at that time.

Additionally, a moderate change to our revenue-generating capability or expense structure could result in increased operating losses. Increased operating losses would erode our liquidity by further reducing cash resources and could result in the need to raise additional funds. In addition, a substantial portion of our cash resources are held in bank accounts in foreign countries, which accounts may be subject to local currency controls and restrictions on withdrawal. Repatriation of these funds to the United States could result in significant delays or expense.

Given our relatively small size and historical operating results, our access to capital is limited. Although we need to raise additional funds, it cannot be certain that we will be able to obtain them on terms satisfactory to us. If we cannot raise additional funds on terms satisfactory to us, we will be forced to raise funds on terms that we would not otherwise accept, seek funds through other means such as a sale of some or all of our assets or operations, or otherwise significantly alter our operating plan, any of which could have a material adverse effect on our business, financial condition, and results of operations. Failure to take such action in a timely manner will place us in significant financial jeopardy and could result in us seeking bankruptcy protection. Our financing alternatives are also impacted by the contractual right of Hunt Capital to receive certain payments upon a sale of the Company in a transaction whose value falls below $145 million, thereby reducing the amount of proceeds from a financing transaction that could otherwise be used for repayment of debt, payment of other obligations, or paid to existing shareholders. The potential payment is $1 million unless the transaction value falls below $60 million at which point the payment would grow on a pro-rata basis to $4.5 million if the transaction value falls below $10 million.

We have incurred significant losses to date and may continue to incur losses in the future.

We have incurred losses of approximately $104 million from our inception in 1995 through October 31, 2005. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses or maintain profitability. Should revenue decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

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

Our common stock has experienced substantial price and volume volatility, which may continue in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock. In addition to such broad market fluctuations, factors such as, but not limited to, the following may have a significant effect on the market price of our common stock:

•	The recent delisting of our common stock from the Nasdaq SmallCap Market, and subsequent trading on the “Pink Sheets” or the Over the Counter Bulletin Board exchange;

•	Fluctuations in our operating results, including those caused by our lengthy sales cycle and seasonal effects on our business;

•	The perception by others of our ability to obtain any necessary new financing;

•	A limited trading market for our common stock; and

•	Public announcements concerning our competitors, our industry or us.

We rely on key employees and suppliers.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including Section 404 of the Sarbanes-Oxley Act of 2002, new SEC regulations and NASD Market rules, may lead to an increase in our costs of compliance. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business.

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

PART II

Item 3. Defaults Upon Senior Securities

This information has been previously disclosed on a report on Form 8-K.

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
Dated: December 12, 2005
/s/ TOM D. BENSCOTER
Tom D. Benscoter
Chief Financial Officer
(Principal Financial and Accounting Officer)