Form 10QSB
period 2006-01-31
Prosoft Learning CORP
filed 2006-03-22
CIK 1018693

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended January 31, 2006

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

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of March 13, 2006 was 4,778,321 shares.

Transitional Small Business Disclosure Format (Check one):    YES  ☐    NO  ☒

PROSOFT LEARNING CORPORATION

PART I

Item 1. Financial Statements

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Revenues:
Content	$1,306	$1,426	$2,579	$2,906
Certification	258	329	512	706

Total revenues	1,564	1,755	3,091	3,612

Costs and expenses:
Costs of revenues	452	471	936	941
Content development	133	188	279	368
Sales and marketing	520	526	1,020	1,078
General and administrative	649	758	1,279	1,499
Depreciation and amortization	25	107	59	213
Impairment of Goodwill	6,745	—	6,745	—

Total costs and expenses	8,524	2,050	10,318	4,099

Loss from operations	(6,960)	(295)	(7,227)	(487)
Gain on the settlement of liability	—	—	—	95
Interest income	1	1	3	2
Interest expense	(202)	(885)	(396)	(1,125)

Net loss	$(7,161)	$(1,179)	$(7,620)	$(1,515)

Net loss per share: basic and diluted	$(1.53)	$(0.28)	$(1.63)	$(0.36)

Weighted average shares outstanding: basic and diluted	4,670,826	4,272,122	4,663,116	4,161,853

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31, 2006	July 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$320	$759
Accounts receivable, less allowances of $84 and $97	522	562
Prepaid expenses and other current assets	240	254

Total current assets	1,082	1,575
Property and equipment, net of accumulated depreciation of $3,475 and $3,310	56	123
Goodwill, net of accumulated amortization of $5,506	—	6,745
Other, net	89	57

Total assets	$1,227	$8,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, trade	$562	$424
Accrued expenses	677	710
Current portion of long term debt (in default)	4,080	—
Deferred revenue	14	26

Total current liabilities	5,333	1,160
Long-term debt (Less current portion)	—	3,849

Contingency (See Note 8)
Total liabilities	5,333	5,009

Stockholders’ equity:
Common shares, par value $.001 per share; authorized shares: 12,500,000; issued: 4,672,811 and 4,635,481 shares	5	5
Additional paid-in capital	106,760	106,737
Accumulated deficit	(110,954)	(103,334)
Accumulated other comprehensive income	158	158
Less common stock in treasury, at cost: 1,985 shares	(75)	(75)

Total stockholders’ equity	(4,106)	3,491

Total liabilities and stockholders’ equity	$1,227	$8,500

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended January 31,
	2006	2005
Operating activities:
Net loss	$(7,620)	$(1,515)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	59	213
Gain on settlement of liability	—	(95)
Non-cash interest expense	395	1,125
Impairment of Goodwill	6,745	—
Bad debt expense (recoveries)	(13)	—

Changes in operating assets and liabilities:
Accounts receivable	53	(170)
Prepaid expenses and other current assets	40	(22)
Accounts payable	138	(88)
Accrued expenses	(152)	(259)
Other	—	(10)

Net cash used in operating activities	(355)	(821)

Investing activities:
Cash received from sales of property and equipment	8	—
Purchases of courseware and licenses	(56)	—
Other Assets	14	—

Net cash used in investing activities	(34)	—

Financing activities:
Issuance of long term debt	—	1,350
Payment of long term debt	(51)	—
Long-term debt issuance costs	—	(199)
Principal payments on capital leases	—	(3)

Net cash provided by financing activities	(51)	1,148

Effects of exchange rate changes on cash	1	51

Net increase (decrease) in cash and cash equivalents	(439)	378
Cash and cash equivalents at the beginning of period	759	502

Cash and cash equivalents at the end of period	$320	$880

Supplementary disclosure of cash paid during the period for:
Interest	$2	$—

Non-cash investing and financing activity:
Conversion of debt and interest into common stock	$23	$743

Supplemental Non-cash financing disclosure:
During the 6 month period, the Company financed an insurance policy in the amount of $72.

The accompanying notes are an integral part of these consolidated statements.

PROSOFT LEARNING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. General

These interim consolidated financial statements do not include certain footnotes and financial information normally presented annually under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained in the Company’s 2005 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission, or SEC. The results of operations for the interim period ended January 31, 2006 are not necessarily indicative of results that can be expected for the fiscal year ending July 31, 2006. The interim consolidated financial statements are unaudited but contain all adjustments, consisting of normal recurring adjustments management considers necessary to present fairly its consolidated financial position, results of operations, and cash flows as of and for the interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The report on the Company’s consolidated financial statements as of and for the year ended July 31, 2005, issued by the Company’s independent registered public accounting firm and dated September 30, 2005, contained a qualification regarding matters related to the substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 7 to the consolidated financial statements for the year ended July 31, 2005, the Company is party to certain note agreements that provide creditors with the ability to demand accelerated repayment of amounts owed to those creditors if the Company is unable to comply with the terms of those note agreements. Should the Company fail to comply with the terms of those agreements, the creditors could demand accelerated repayment of the amounts owed. As of November 14, 2005, the Company was in default under one of the terms of those note agreements, which raises substantial doubt about the Company’s ability to continue as a going concern. In addition, all amounts owing under those note agreements are due at maturity during the fiscal quarter ended October 31, 2006, and the Company’s likely inability to make those payments also raises substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Certain reclassifications have been made in the prior-period consolidated financial statements to conform with the current-period presentation. All share and per share data have been restated to reflect the one-for-six stock consolidation as approved by the shareholders and the Board of Directors and effected on January 20, 2005.

2. Comprehensive Income

The components of comprehensive income for the three and six months ended January 31, 2006 and 2005 are as follows:

	Three months ended January 31,		Six months ended January 31,
	2006	2005	2006	2005
Net loss	$(7,161)	$(1,179)	$(7,620)	$(1,515)
Other comprehensive income (loss):
Foreign currency translation adjustments	5	16	—	51

Comprehensive loss	$(7,156)	$(1,163)	$(7,620)	$(1,464)

3. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of APB No. 43, Chapter 4. The purpose of this statement is to clarify the accounting of abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overhead to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The adoption of SFAS No. 151 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial statements.

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

In April 2005, the SEC amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123R. Based on the amended rule, the Company is required to adopt SFAS No. 123R effective as of the Company’s fiscal quarter ending October 31, 2006. The Company is evaluating the requirements of SFAS No. 123R and expects the adoption of SFAS No. 123R will have a material effect on its results of operations and earnings per share. The Company has not yet determined its method of adoption of SFAS No. 123R. See Note 7 of the Notes to the Consolidated Financial Statements for the proforma impact of stock-based compensation on the three and six month periods ended January 31, 2006 and January 31, 2005, respectively.

4. Earnings (Loss) Per Share of Common Stock

Basic earnings (loss) per share, or basic EPS, of common stock was calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during each period. Dilutive earnings (loss) per share, or diluted EPS, is computed by dividing net income (loss) after adjustments for the effect of our convertible notes (if dilutive), by the weighted average number of common shares and potentially dilutive shares outstanding (if dilutive) during each period. Potentially dilutive shares include stock options, warrants and assumed conversion of the convertible notes. The number of potentially dilutive shares outstanding relating to stock options is computed using the treasury stock method and the potentially dilutive shares outstanding relating to warrants and convertible notes is computed using the if-converted method. Since the Company recorded losses for the three and six month periods ended January 31, 2006 and 2005, the diluted EPS of common stock is the same as the basic EPS, as any potentially dilutive securities (totaling 2,665,550 as of January 31, 2006) would be anti-dilutive. These options, warrants and the convertible notes may become dilutive in the future.

The reconciliation of the amounts used to calculate the basic EPS and diluted EPS is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Weighted average shares outstanding - basic	4,670,826	4,272,122	4,663,116	4,161,853
Dilutive effect of stock option grants	—	—	—	—
Dilutive effect of warrants	—	—	—	—

Weighted average shares outstanding - diluted	4,670,826	4,272,122	4,663.116	4,161,853

Net loss	$(7,161)	$(1,179)	$(7,620)	$(1,515)

Net loss per share – basic	$(1.53)	$(0.28)	$(1.63)	$(0.36)

Net loss per share - diluted	$(1.53)	$(0.28)	$(1.63)	$(0.36)

5. Goodwill and License Agreements

License agreements are those rights acquired from others through business combinations to produce and distribute courseware and other publications. License agreements are amortized on a straight-line basis over a period of seven years, subject to impairment based on the carrying value exceeding fair value. Goodwill is not amortized, but tested for impairment at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142 on August 1, 2002 and identified one reporting unit and discontinued goodwill amortization at that time. The remaining unamortized goodwill was reduced to zero through an impairment charge during the fiscal quarter ended January 31, 2006

Intangible assets consist of the following (in thousands):

	January 31, 2006		July 31, 2005
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Licenses	$2,985	$2,985	$2,985	$2,985
Intangible assets not subject to amortization:
Goodwill	5,506	5,506	12,251	5,506

Total intangibles	$8,491	$8,491	$15,236	$8,491

Amortization expense related to intangible assets totaled $-0- and $-0- during the three and six month periods ended January 31, 2006 and $64,000 and $128,000 for the three and six month periods ended January 31, 2005. License agreements became fully amortized during fiscal year 2005.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following assumptions:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Weighted average expected life	4 years	4 years	4 years	4 years
Expected stock price volatility	79%	108%	79%	108%
Risk-free interest rate	4.35%	3.4%	4.35%	3.4%

FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirement of FASB Statement No 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to our stock-based employee compensation plans in each period.

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Net loss as reported	$(7,161)	$(1,179)	$(7,620)	$(1,515)
Deduct: Total stock-based employee compensation under fair-value based method	(38)	(115)	(76)	(230)

Pro forma net loss	$(7,199)	$(1,294)	$(7,696)	$(1,745)

Net loss per share – basic and diluted:
As reported	$(1.53)	$(0.28)	$(1.63)	$(0.36)

Pro forma	$(1.54)	$(0.30)	$(1.65)	$(0.42)

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

The intrinsic value of the beneficial conversion feature of the Notes was $0.79 million and the portion of the proceeds allocated to the warrants issued in connection with the debt totaled $0.56 million. Thus, $1.35 million was recognized as a reduction of the convertible debt and an addition to paid-in capital. This $1.35 million value of the warrants and beneficial conversion feature is being amortized over the life of the notes (or accelerated to reflect actual conversion of the notes or exercise of the warrants), and recorded as non-cash interest expense.

The Company engaged a registered broker-dealer to assist in the sale of the Notes and warrants. The broker-dealer received a placement fee of $100,000 and a warrant to purchase 60,268 shares at $2.28 per share. The issuance of the warrants to the broker-dealer was valued at $100,000.

On November 3, 2005, the Company received notice of a Nasdaq Staff Determination indicating that the Company’s common stock did not qualify for continued listing on The Nasdaq SmallCap Market based upon Nasdaq Marketplace Rule 4310(c)(4) (the “Rule”). On May 6, 2005, the Nasdaq Staff had notified the Company that the bid price of its common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and as a result did not comply with the Rule. The Company was provided 180 calendar days, or until November 2, 2005 to regain compliance with the Rule. As of November 2, 2005, the Company had not regained compliance with the Rule and was not eligible for an additional 180 calendar day compliance period since it did not meet the Nasdaq Capital Market initial inclusion criteria set forth in the Rule. Accordingly, the Company’s securities were delisted from the Nasdaq SmallCap Market at the opening of business on November 14, 2005. The Company’s securities are currently traded on the Over the Counter Bulletin Board under the symbol POSO.OB.

The Company’s failure to maintain its listing on the Nasdaq Small Cap Market constitutes an event of default under the terms of the Company’s Secured Convertible Note and the Secured 8% Convertible Notes. Such a default provides the holders of the Notes with the ability to demand immediate repayment of the principal and interest currently owed under the Notes. The current outstanding amount in the aggregate under these Notes is approximately $4.35 million. The Company has had discussions with the holders of the Notes to seek to dissuade each holder from exercising its rights and remedies, including acceleration of the Notes, resulting from the currently existing event of default. However, these Notes can currently be accelerated by the holders at any time, and if the Notes are accelerated, absent any additional financing, the Company will be unable to repay the principal and interest owed and in serious financial jeopardy and may be forced to seek bankruptcy protection.

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

Development of Business

Prosoft Learning Corporation was founded in 1995 as a proprietorship that delivered training in vocational and advanced technical subjects. After completing a private placement of stock in March 1997, the Company embarked on a strategy to build a nationwide network of learning centers to teach technical skills for the emerging Internet market. Overhead costs associated with the “bricks-and-mortar” network significantly outpaced revenues. In fiscal year 1999, the Company closed the learning center network and focused exclusively on selling its content and instructional services to the technology training industry and building its proprietary certification programs. The demand for instruction services declined sharply from fiscal year 2000 to fiscal year 2002. At the end of fiscal year 2002, the Company reduced its full-time instructor base to zero and effectively exited the services business. The Company has refocused its business on offering job-role certifications and proprietary content solutions to academic institutions and adult education providers. In late 2003, Prosoft launched its Certification Solutions Group (“CSG”) initiative, focused on integrating its certification programs into the academic curricula for career and technical education programs in secondary and post-secondary institutions. The Company currently has statewide endorsements from 12 states.

Results of Operations

Revenues

Total revenues were $1.56 million in the three months ended January 31, 2006, compared with $1.75 million in the three months ended January 31, 2005, a decrease of $191,051 or 11 percent. For the year-to-date periods, total revenues were $3.1 million for the six months ended January 31, 2006, and $3.6 million for the six months ended January 31, 2005, representing a decrease of $520,504 or 17%. The decline in total revenues was driven by continued softening in demand for IT education products and certifications from educational institutions. In addition, academic customer purchases continue to be limited by budget constraints and long implementation cycles for new academic curricula, though academic adoption for our programs continues to progress into additional states.

Costs of Revenues

Costs of revenues decreased by $19,000, or 4 percent, compared with the year-ago quarter. For the respective six month periods, costs of revenues decreased slightly from $941,259 to $935,696. However, costs of revenues for the six month period ended January 31, 2005 included a one-time credit adjustment of $77,228 due to correction of an overbilling from the Company’s major content supplier. Adjusting for the nonrecurring credit, costs of revenues declined $82,791 from the year-ago six month period, a decrease of 8 percent. As a percentage of revenue, gross margin, defined as total revenues less costs of revenues, decreased to 71 percent from 73 percent in the year-ago quarter, and decreased to 70 percent from 74 percent for the 6 month periods, or from 72 percent for the year-ago six month period if adjusted for the aforementioned overbilling error.

Content Development

Content development expenses decreased $54,878, or 29 percent, compared with the year-ago quarter, and decreased by $88,824 compared to the year-ago six month total. The decrease in content development expenses was attributable principally to a reduction in the use of outside contractors to develop and revise the Company’s curriculum products.

Sales and Marketing

Sales and marketing expenses were virtually unchanged compared with the year-ago quarter, declining by $5,566, or 1 percent. For the comparable year-to-date period, sales and marketing expenses decreased by $57,259, or 5 percent. The decrease was attributable to lower revenues and associated sales commissions.

General and Administrative

General and administrative expenses were $648,961 for the current quarter compared with $758,347 for the year-ago quarter, a decrease of $109,386, or 14 percent. General and administrative expenses decreased by $220,660 for the six month period ended January 31, 2006 compared to the comparable period a year ago, or a decrease of 15%. The decrease for the current periods was primarily attributable to reductions in payroll and other general expenses, and reduced legal expenses compared with those incurred during the comparable periods in the previous fiscal year.

Depreciation and Amortization

Depreciation and amortization expenses decreased to $24,647 from $106,425 in the year-ago quarter, a reduction of 76 percent, and decreased to $58,816 from $212,594 for the comparable six month period. The decrease was principally due to the Company’s licenses becoming fully amortized during the fiscal year ended July 31, 2005.

Impairment of Goodwill

As a result of our being in default under our convertible notes, resulting from our delisting from the Nasdaq SmallCap Market in November 2005, continued operating losses, and associated uncertainty regarding our ability to continue as a going concern, we recorded $6.745 million of asset impairment due to the write-down of goodwill in the fiscal quarter ended January 31, 2006, reducing the net carrying value of our goodwill to zero. The previous carrying value of goodwill was not supported by our estimated future cash flows and current enterprise value. The write-down was determined using the market approach method.

Gain on the Settlement of Liability

The Company recorded a gain on the settlement of a liability in the amount of $95,130 during the quarter ended October 31, 2004.

Interest Income and Interest Expense

Interest expense was $201,887 for the three months ended January 31, 2006, compared with $885,238 for the three months ended January 31, 2005, a decrease of $683,351. Interest expense for the six month period ended January 31, 2006 was $396,463, compared to $1.125 million for the comparable period in the previous year, a decrease of $729,216. The higher amount for the periods ended January 31, 2005 is attributable to the issuance on August 30, 2004 of $1.35 million in Secured 8% Convertible Notes and the subsequent conversion of 58 percent of that debt into the Company’s common stock by the Investors during the periods ended January 31, 2005. That conversion of the debt accelerated the amortization of deferred debt issuance expenses and debt discount in the periods ended January 31, 2005.

The components of interest expense are reflected in the following table:

	Three Months Ended January 31,		Six Months Ended January 31,
	2006	2005	2006	2005
Interest expense	$105	$103	$201	$199
Amortization of debt issuance expenses	19	146	39	175
Amortization of debt discount	78	636	156	751

	$202	$885	$396	$1,125

Liquidity and Capital Resources

The Company’s primary need for liquidity relates to funding its operations and financing its working capital needs. At January 31, 2006, the Company had $319,707 of cash. It should be noted that a significant portion of the Company’s cash resources are held in bank accounts in foreign countries, which accounts may be subject to local currency controls and restrictions on withdrawal. The Company may experience delays or additional expenses in repatriating certain of these funds, in particular those held in banks in China. The total amount of cash and cash equivalents held in non-U.S. banks was $118,065 as of January 31, 2006.

Net cash used in operating activities was $355 thousand in the six months ended January 31, 2006, compared with $821 thousand for the six months ended January 31, 2005, a decrease of $466 thousand. Cash used in operating activities for the six months ended January 31, 2006 was the result of funding our net loss of $7.62 million, adjusted for non-cash expenses of $7.2 million. Additionally, an increase in collections of outstanding trade accounts receivable, combined with a reduction in prepaid expenses and an increase in trade accounts payable, provided $231 thousand in operating funds during the period, offset by $152 thousand in payments made on accrued expenses.

Cash used in investing activities was $34 thousand for the six months ended January 31, 2006, consisting principally of costs incurred to digitize the Company’s courseware library. Cash used in investing activities in the six month period ended January 31, 2005 was insignificant.

Cash provided by (used in) financing activities was ($51 thousand) in the six months ended January 31, 2006, consisting of principal payments on the Company’s note to finance an insurance policy. In the six month period ended January 31, 2005, cash provided by financing activities was $1.15 million. The change in cash provided by financing activities in the six months ended January 31, 2005 was principally due to the issuance on August 30, 2004 of $1.35 million of Secured 8% Convertible Notes, due August 30, 2006, to institutional investors, offset by $199 thousand in related debt issuance costs.

In the quarter ended October 31, 2006, principal and accrued interest to date on a Subordinated Secured Convertible Note of $3.77 million and principal remaining on the Secured 8% Convertible Notes of $562,500 will be due and payable. Given the potentially significant cash requirements to meet this debt repayment schedule, the Company needs to seek additional capital to refinance these notes if they are not converted into common stock prior to that time, which is unlikely. In addition, due to the Company’s inability to maintain a $1.00 per share minimum bid price for its common stock, the Company’s securities were delisted from the Nasdaq SmallCap Market at the opening of business on November 14, 2005, which is an event of default under the terms of those Notes. Such a default provides the holders of the Notes with the ability to require immediate repayment of the principal and interest currently owed under the Notes. The Company has had discussions with the holders of the Notes to seek to dissuade each holder from exercising its rights and remedies, including acceleration of the Notes, resulting from the currently existing event of default. However, the Notes can currently be accelerated by the holders at any time and, if the Notes are accelerated, absent any additional financing, the Company will be unable to repay the principal and interest owed and in serious financial jeopardy and may be forced to seek bankruptcy protection.

We believe, based on current activity and expectations, including the repayment of the Company’s long term debt and funding continued losses, that cash on hand will be insufficient to meet our cash requirements past August 30, 2006, the maturity date of the Secured 8% Convertible Notes. The Company has previously retained East Wind Advisors, LLC to act as the Company’s financial advisor and to assist in exploring financing alternatives, including securing additional financing through a strategic transaction. To date, no such transaction has occurred. As a result, the Company is in significant financial jeopardy and is seeking funds through other means, such as a sale of some or all of our assets or operations. To this end, it is a strong possibility that the purchaser of such assets or operations would require that such a transaction be conducted through a bankruptcy proceeding for the Company.

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

There exist doubts about our ability to continue as a going concern.

The report on the Company’s consolidated financial statements as of and for the year ended July 31, 2005, issued by the Company’s independent registered public accounting firm and dated September 30, 2005, contained a qualification regarding matters related to the substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements for the quarter ended January 31, 2006, the Company is party to certain note agreements that provide creditors with the ability to demand accelerated repayment of amounts owed to those creditors if the Company is unable to comply with the terms of those note agreements. As of November 14, 2005, the Company is in default with the terms of those agreements, and the creditors could demand accelerated repayment of the amounts owed at any time. The Company’s ability to obtain a waiver or forbearance from the Noteholders of the remedies available to the Noteholders resulting from this default, including acceleration of the principal amount due, is uncertain and raises substantial doubt about the Company’s ability to continue as a going concern. In addition, all amounts owing under those note agreements are due at maturity during the fiscal quarter ended October 31, 2006, and the Company’s likely inability to make those payments also raises substantial doubts about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have limited cash resources and will need to raise additional funds.

We are operating with limited cash resources. Based on our current level of activity and expectations, we will have insufficient cash resources to repay our long-term debt which becomes due in the quarter ended October 31, 2006. During that period, both the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes will mature and all outstanding principal and capitalized interest thereupon will become due and payable. Although these securities are convertible into common stock by their holders prior to their maturity dates, if not converted, the Company will need additional capital to refinance these debt instruments. In addition, given the current existing default under the Notes resulting from our failure to maintain our listing on Nasdaq, the holders of these securities could choose to accelerate the repayment of these Notes at any time. If the lenders should choose to accelerate the repayment of their Notes, or if the Company is unable to secure additional capital to repay the Notes upon maturity, the Company will be unable to repay the principal and interest owed and would be forced to seek alternative financing and/or bankruptcy protection at that time.

Additionally, a moderate change to our revenue-generating capability or expense structure could result in increased operating losses. Increased operating losses would erode our liquidity by further reducing cash resources and could result in the need to raise additional funds. In addition, a significant portion of our cash resources are held in bank accounts in foreign countries, which accounts may be subject to local currency controls and restrictions on withdrawal. Repatriation of these funds to the United States could result in substantial delays or expense.

Given our relatively small size and historical operating results, our access to capital is limited. Our access to capital is also impacted by our recent delisting from the Nasdaq Small Cap Market, and subsequent trading on the Over the Counter Bulletin Board. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq Markets. Our financing alternatives are also impacted by the contractual right of Hunt Capital to receive certain payments upon a sale of the Company in a transaction whose value falls below $145 million, thereby reducing the amount of proceeds from a financing transaction that could otherwise be used for repayment of debt, payment of other obligations, or paid to existing shareholders. The potential payment is $1 million unless the transaction value falls below $60 million at which point the payment would grow on a pro-rata basis to $4.5 million if the transaction value falls below $10 million. Furthermore, our ability to raise capital has been hindered by the fact that our convertible notes are in default. Although the Company has been seeking to identify and close a suitable financing transaction for several months, to date we have been unsuccessful in closing such a transaction. As a result, the Company is in significant financial jeopardy and is seeking funds through other means, such as a sale of some or all of our assets or operations, and may be required to seek bankruptcy protection in the near future.

We may be required to seek bankruptcy protection in the near future, which will likely result in our common stock having little or no value.

As we are currently in default under the terms of both the Subordinated Secured Convertible Note and the Secured 8% Convertible Notes, payment of the principal amount, including accrued interest, may be accelerated at any time by any or all of the holders of those Notes. This situation, coupled with the fact that, absent any such acceleration, all amounts owing under these Notes are still due upon maturity, beginning in August 2006, may lead us to seek bankruptcy protection in the near future. Further, in connection with our financing efforts, the possibility exists that a financing transaction involving the sale of some or all of our operations or assets may require such a sale to be conducted through a bankruptcy proceeding. In the event of such a bankruptcy filing, and in light of the fact that the amounts owing under the Notes are secured by all the assets of the Company, it is unlikely that any proceeds realized will be available to the holders of our common shares. As a result, our common shares will likely end up having little or no value if a bankruptcy filing is made.

We have incurred significant losses to date and may continue to incur losses in the future.

We have incurred losses of approximately $111 million from our inception in 1995 through January 31, 2006. Our ability to generate revenue growth in the future is subject to uncertainty. There can be no assurance that we will be able to increase revenues, manage expenses or attain profitability. Should revenues decrease in the future, we may not be able to stem losses thereafter through expense reductions, given the magnitude of the reductions already implemented.

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

Our business and financial performance is influenced by adverse financial conditions affecting our target customers and by general uncertainty in the economy. In the short run, many corporations may not view ICT skills training as critical to the success of their businesses. When these companies experience poor operating results, whether as a result of adverse economic conditions, competitive issues or other factors, they may decrease or delay spending on training and education. In addition, most of our academic customers are reliant on the availability of funding to pursue their existing educational programs and new initiatives. If educational funding is limited, whether as a result of overall economic conditions, budgetary constraints, the political environment or other factors, these institutions may delay or forego spending for our content and certification products. Finally, the implementation cycle for new academic courseware is quite protracted, starting with securing state approval, then requiring that teachers be properly trained before any courses, and related courseware, can be implemented.

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

Our common stock has experienced substantial price and volume volatility, which may continue in the future. Additionally, the stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the market price of our common stock. In addition to such broad market fluctuations, factors such as, but not limited to, the following may have a significant effect on the market price of our common stock:

•	Any bankruptcy filing by the Company;

•	The recent delisting of our common stock from the Nasdaq SmallCap Market, and subsequent trading on the Over the Counter Bulletin Board exchange;

•	Fluctuations in our operating results, including those caused by our lengthy sales cycle and seasonal effects on our business;

•	The perception by others of our ability to obtain any necessary new financing;

•	A limited trading market for our common stock; and

•	Public announcements concerning our competitors, our industry or us.

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
Dated: March 22, 2006
/s/ TOM D. BENSCOTER
Tom D. Benscoter
Chief Financial Officer
(Principal Financial and Accounting Officer)